Form 10-Q
period 2019-06-30
Trevi Therapeutics, Inc.
filed 2019-08-12
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2019, the registrant had 17,834,570 shares of common stock, $0.001 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$71,387	$7,202
Tax credit and other receivables	251	184
Prepaid expenses	2,970	1,438
Total current assets	74,608	8,824
Deferred offering costs	—	1,534
Operating lease right-of-use asset	350	—
Security deposit	19	19
Property, equipment and leasehold improvements, net	139	149
Total assets	$75,116	$10,526
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,663	$603
Accrued expenses	4,351	2,073
Operating lease liability - current portion	91	—
Total current liabilities	7,105	2,676
Obligation for loan success fee	—	460
Series C redeemable convertible preferred stock liability	—	1,096
Operating lease liability - long term portion	308	46
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock: no shares and 15,387,923 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $20,469 at June 30, 2019 and December 31, 2018, respectively.	—	21,033
Series B redeemable convertible preferred stock: no shares and 22,608,695 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $32,900 at June 30, 2019 and December 31, 2018, respectively.	—	33,686
Series C redeemable convertible preferred stock: no shares and 48,200,412 shares authorized at June 30, 2019 and December 31, 2018, respectively; and no shares and 38,097,672 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $59,798 at June 30, 2019 and December 31, 2018, respectively.	—	61,023
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 200,000,000 and 101,929,904 shares authorized at June 30, 2019 and December 31, 2018, respectively; and 17,834,570 and 438,600 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	18	4
Preferred stock: $0.001 par value; 5,000,000 shares and no shares authorized at June 30, 2019 and December 31, 2018, respectively; no shares issued or outstanding at June 30, 2019 or December 31, 2018.	—	—
Additional paid-in capital	168,002	—
Accumulated deficit	(100,317)	(109,498)
Total stockholders’ equity (deficit)	67,703	(109,494)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$75,116	$10,526

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,528	$3,439	$8,866	$5,802
General and administrative	1,889	941	3,363	1,720
Total operating expenses	7,417	4,380	12,229	7,522
Loss from operations	(7,417)	(4,380)	(12,229)	(7,522)
Other income (expense):
Change in fair value of Series C redeemable convertible preferred stock liability	—	(422)	—	(1,266)
Change in fair value of obligation for loan success fee	(163)	(68)	(215)	(80)
Interest income	229	38	287	83
Interest expense	—	(51)	—	(174)
Total other income (expense), net	66	(503)	72	(1,437)
Loss before income tax benefit	(7,351)	(4,883)	(12,157)	(8,959)
Income tax benefit	5	25	9	50
Net loss	$(7,346)	$(4,858)	$(12,148)	$(8,909)
Accretion of redeemable convertible preferred stock	1,332	175	1,535	370
Dividends accrued on redeemable convertible preferred stock	(686)	(1,293)	(2,239)	(2,573)
Adjusted net loss attributable to common stockholders	$(6,700)	$(5,976)	$(12,852)	$(11,112)
Basic and diluted net loss per common share outstanding	$(0.63)	$(13.62)	$(2.32)	$(25.45)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	10,571,736	438,606	5,535,907	436,598

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid- in Capital	Accumulated Deficit	Equity (Deficit)
Balance at March 31, 2019	15,387,923	$21,169	22,608,695	$33,943	44,946,987	$73,039	446,494	$4	$—	$(115,480)	$(115,476)
Stock-based compensation	—	—	—	—	—	—	—	—	237	—	237
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	6,842	—	14	—	14
Dividends accrued on redeemable convertible preferred stock	5,406,844	99	6,478,999	166	3,792,386	421	—	—	—	(686)	(686)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	26	—	—	—	—	—	(19)	(19)
Accretion of discount on investor rights/obligation	—	70	—	98	—	—	—	—		(168)	(168)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(545)	—	(787)	—	(384)	—	—	—	1,716	1,716
Accretion of issuance costs on redeemable convertible preferred stock	—	6	—	3	—	188	—	—	—	(197)	(197)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,634	21,863	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(7,346)	(7,346)
Balance at June 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,002	$(100,317)	$67,703

Balance at March 31, 2018	15,387,923	$20,615	22,608,695	$32,897	30,886,507	$46,779	438,600	$4	$—	$(89,467)	$(89,463)
Stock-based compensation	—	—	—	—	—	—	—	—	102	—	102
Dividends accrued on redeemable convertible preferred stock	—	230	—	388	—	675	—	—	(102)	(1,191)	(1,293)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(1)	—	5	—	—	—	—	—	(4)	(4)
Accretion of discount on investor rights/obligation	—	13	—	19	—	—	—	—	—	(32)	(32)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(106)	—	(153)	—	20	—	—	—	239	239
Accretion of issuance costs on redeemable convertible preferred stock	—	1	—	1	—	26	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	—	—	—	—	(4,858)	(4,858)
Balance at June 30, 2018	15,387,923	$20,752	22,608,695	$33,157	30,886,507	$47,500	438,600	$4	$—	$(95,341)	$(95,337)

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit )

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid- in Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	15,387,923	$21,033	22,608,695	$33,686	38,097,672	$61,023	438,600	$4	$—	$(109,498)	$(109,494)
Stock-based compensation	—	—	—	—	—	—	—	—	383	—	383
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	14,736	—	38	—	38
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	6,849,315	11,059	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	5,406,844	326	6,478,999	551	3,792,386	1,362	—	—	—	(2,239)	(2,239)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	31	—	—	—	—	—	(24)	(24)
Accretion of discount on investor rights/obligation	—	84	—	117	—	—	—	—		(201)	(201)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(651)	—	(940)	—	(403)	—	—	—	1,994	1,994
Accretion of issuance costs on redeemable convertible preferred stock	—	7	—	4	—	223	—	—	—	(234)	(234)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,464	22,033	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(12,148)	(12,148)
Balance at June 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,002	$(100,317)	$67,703

Balance at December 31, 2017	15,387,923	$20,479	22,608,695	$32,640	30,886,507	$46,087	432,921	$4	$—	$(84,432)	$(84,428)
Stock-based compensation	—	—	—	—	—	—	—	—	190	—	190
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	5,679	—	13	—	13
Dividends accrued on redeemable convertible preferred stock	—	458	—	774	—	1,341	—	—	(203)	(2,370)	(2,573)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(2)	—	10	—	—	—	—	—	(8)	(8)
Accretion of discount on investor rights/obligation	—	27	—	38	—	—	—	—	—	(65)	(65)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(212)	—	(306)	—	20	—	—	—	498	498
Accretion of issuance costs on redeemable convertible preferred stock	—	2	—	1	—	52	—	—	—	(55)	(55)
Net loss	—	—	—	—	—	—	—	—	—	(8,909)	(8,909)
Balance at June 30, 2018	15,387,923	$20,752	22,608,695	$33,157	30,886,507	$47,500	438,600	$4	$—	$(95,341)	$(95,337)

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(12,148)	$(8,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	6
Changes in fair value of Series C redeemable convertible preferred stock liability	—	1,266
Changes in fair value of obligation for loan success fee	215	80
Accretion/accrual of term loan discounts and debt issuance costs	—	60
Stock-based compensation	383	190
Changes in operating assets and liabilities:
Receivables	(67)	(38)
Prepaid expenses	(1,532)	(1,559)
Accounts payable	1,714	180
Accrued expenses	2,259	(852)
Security deposit	—	12
Net cash used in operating activities	(9,157)	(9,564)
Investing activities
Acquisitions of property, equipment and leasehold improvements	(9)	(67)
Net cash used in investing activities	(9)	(67)
Financing activities
Repayments of term loan	—	(4,812)
Payment of final fees on term loan	—	(532)
Payment of loan success fee	(675)	—
Proceeds from exercises of stock options	38	13
Proceeds from sale of Series C redeemable convertible preferred stock, net of issuance costs	9,963	—
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriting commissions and discounts	51,150	—
Payments of initial public offering costs	(1,075)	—
Proceeds from private placement, net of private placement agent fees	13,950	—
Net cash provided by (used in) financing activities	73,351	(5,331)
Net cash increase (decrease)	64,185	(14,962)
Cash and cash equivalents at beginning of period	7,202	22,020
Cash and cash equivalents at end of period	$71,387	$7,058
Supplemental disclosure of cash flow information
Interest paid	$—	$152
State research tax credits exchanged for cash	$—	$8
Supplemental disclosure of non-cash financing activities
Initial public offering costs included in accounts payable and accrued expenses	$597	$—
Dividends accrued on redeemable convertible preferred stock	$2,239	$2,573
Accretion on redeemable convertible preferred stock	$(1,535)	$(370)

See accompanying notes.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.	Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of nalbuphine ER to treat serious neurologically mediated conditions. The Company is currently developing nalbuphine ER for the treatment of chronic pruritus, chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”), and levodopa-induced dyskinesia (“LID”) in patients with Parkinson’s disease. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes nalbuphine ER has the potential to be effective in treating each of these conditions.

Nalbuphine ER is an oral extended release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in both the United States and Europe. The κ- and μ-opioid receptors are known to be critical mediators of itch, cough and certain movement disorders. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes, or blocks, the μ-opioid receptor. Nalbuphine is currently the only opioid approved for marketing that is not classified as a controlled substance in the United States and most of Europe.

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

On May 9, 2019, the Company completed its initial public offering (“IPO”) and a concurrent private placement in which it issued and sold an aggregate of 7,000,000 shares of common stock at an offering price of $10.00 per share, for net proceeds of $62.1 million, after deducting aggregate underwriting discounts and commissions and private placement agent fees of $4.9 million and other offering expenses of  $3.0 million.  The Company’s common stock began trading on The Nasdaq Global Market on May 7, 2019 under the ticker symbol “TRVI”.

Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock, including the accrued dividends theron, automatically converted into shares of the Company’s common stock.  Upon such conversion of the redeemable convertible preferred stock, the Company reclassified the carrying values of the redeemable convertible preferred stock to common stock and additional paid-in capital.

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.  Since inception, the Company has financed its operations primarily through private placements of its redeemable convertible preferred stock and convertible notes as well as borrowings under a term loan facility, and most recently, with proceeds from the IPO and concurrent private placement completed in May 2019.  The Company has incurred recurring losses since inception, including net losses attributable to the Company of $12.1 million for the six months ended June 30, 2019 and $20.5 million for the year ended December 31, 2018.  In addition, as of June 30, 2019, the Company had an accumulated deficit of $100.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of August 12, 2019, the issuance date of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents of $71.4 million as of June 30, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information.  Certain information and footnote disclosure typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the final prospectus for the IPO filed with the SEC on May 8, 2019. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair presentation of the Company’s interim financial statements presented.  The results of operations for the interim periods are not necessarily indicative of the results expected for the full year or any subsequent period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to June 30, 2019 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include, but are not limited to the recognition of research and development (“R&D”) expenses and the valuation of redeemable convertible preferred stock, common stock and stock-based awards. On an ongoing basis, management evaluates its estimates in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2019, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim period, or any future year or period.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, Series C redeemable convertible preferred stock liability and obligation for loan success fee (Note 6 and Note 8). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short term nature of those instruments. The fair value of the obligation for loan success fee was estimated utilizing a probability-weighted income approach, including variables for the timing of the success event and other probability estimates. The fair value of Series C redeemable convertible preferred stock liability at December 31, 2018 has been estimated as the excess, if any, of the fair value of the Company’s Series C redeemable convertible preferred stock (“Series C Preferred Stock”) over the purchase price of any outstanding tranches that may be sold pursuant to the Series C Preferred Stock purchase agreement (the “Series C Purchase Agreement”).

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2018, and the basis for that measurement, by level within the fair value hierarchy (Note 6 and Note 8).  There were no such financial liabilities as of June 30, 2019:

	Balance December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities
Series C redeemable convertible preferred stock liability	$1,096	$—	$—	$1,096
Obligation for loan success fee	460	—	—	460
	$1,556	$—	$—	$1,556

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	June 30,	December 31,
	2019	2018
Financial liabilities
Balance at beginning of year(1)	$1,556	$322
Unrealized loss on Series C redeemable convertible preferred stock liability	—	2,105
Unrealized loss on obligation for loan success fee	215	138
Net settlements(2)	(1,771)	(1,009)
Ending balance	$—	$1,556

(1)	The balance at January 1, 2018 relates to the obligation for the loan success fee.

(2)

The net settlements in the six months ended June 30, 2019 relate to the $1,096 fair value of the Series C redeemable convertible preferred stock liability at the time of the third tranche of the Series C Preferred Stock financing in January 2019 and the payment of the $675 obligation for the loan success fee in May 2019. The net settlements in 2018 relate to the $1,009 fair value of the Series C redeemable convertible preferred stock liability at the time the second tranche of Series C redeemable convertible preferred stock shares was issued.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. Deferred offering costs capitalized as of December 31, 2018 were $1,534. The Company’s IPO was completed in May 2019 and these costs, as well as additional IPO costs incurred in 2019, were recorded as a reduction to stockholders’ equity.  As a result, as of June 30, 2019, the Company did not have any deferred offering costs.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss, as adjusted for accretion and accrued dividends on redeemable convertible preferred stock, by the weighted average common shares outstanding during the period. For all periods presented, outstanding shares of Series A redeemable convertible preferred stock (“Series A Preferred Stock”), shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”), shares of Series C redeemable convertible preferred stock (“Series C Preferred Stock”), if any, and shares issuable upon exercise of stock options have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per share are the same for all periods presented.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 titled Leases (“ASU 2016-02”), which requires rights and obligations arising from both operating and capital leases to be reported on the Consolidated Balance Sheet, and to disclose quantitative and qualitative information about lease transactions (such as information about variable lease payments and options to renew and terminate leases). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

The Company adopted this new guidance as of January 1, 2019, which included an assessment of the impact of the new guidance on the Condensed Consolidated Financial Statements. The Company utilized the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company elected to use the package of practical expedients that allowed the Company to not reassess: (1) whether any expired or existing contracts were or contained leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company additionally used the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The adoption of this standard resulted in the recognition of a right-of-use asset of $379 and related lease liabilities of $424 related to the Company’s operating lease commitments on the Condensed Consolidated Balance Sheet as of January 1, 2019 (Note 4).  The impact of adoption of the new leasing standard did not have a material impact on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2019.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the final prospectus for the IPO, which could be expected to materially impact the Company’s unaudited Condensed Consolidated Financial Statements.

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	As of June 30, 2019	As of December 31, 2018
Prepaid R&D payments	$1,765	$1,337
Prepaid corporate insurance	1,178	59
Other	27	42
	$2,970	$1,438

4.	Leases

Effective March 1, 2013, the Company entered into a lease for office space in New Haven, CT and commencing March 1, 2018, the Company entered into the First Amendment to the lease. The leased space approximates 5,600 square feet and the lease has a term of 60 months. The lease requires monthly payments ranging from approximately $10 to $11 through February 1, 2023 and provides for two designated months of free rent. The Company has the option to terminate the lease after 36 months by providing six months notice along with a payment to the landlord in an amount representing the unamortized cost of tenant improvements plus the unamortized broker’s commission, both of which had been paid by the landlord, and as defined in the agreement.

Under ASC 842, the Company determines if an arrangement is a lease at its inception.  If an operating lease has a term greater than one year, the lease is recognized in the balance sheet as a right-of-use asset and an operating lease liability at lease commencement.  The Company elected the short-term lease practical expedient; therefore, if an operating lease has a term less than one year, the Company will not recognize the lease on its balance sheet.  The operating right-of-use asset represents the Company’s right of use to an underlying asset for the term of the lease, and the operating liability represents the Company’s obligation to make lease payments arising from the lease.

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease.  As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, which is updated periodically, based on information available at the commencement date of the lease to determine the present value of the lease payments. As of June 30, 2019, the incremental borrowing rate used on existing leases was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight line basis over the lease term.  The Company had no new leases during the six months ended June 30, 2019.

The Company’s operating leases consist of real estate and equipment, and have remaining terms ranging from approximately 1  to 4 years. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheet as of June 30, 2019:

Assets:
Operating lease right-of-use asset	$350
Liabilities:
Operating lease liabilities, current portion	91
Operating lease liabilities, long term portion	308
Total operating lease liabilities	$399

Future minimum lease payments under the operating leases are as follows as of June 30, 2019:

2019	$68
2020	138
2021	138
2022	131
2023	24
Total lease payments	499
Less: imputed discount rate	(100)
Carrying value of operating lease liabilities	$399

Lease expense under operating leases, including leases of office equipment, was $31 and $34 for the three months ended June 30, 2019 and 2018, respectively, and $62 and $54 for the six months ended June 30, 2019 and 2018, respectively. Lease payments made in the three months ended June 30, 2019 and 2018 were $23 and $30, respectively, and $57 and $56 in the six months ended June 30, 2019 and 2018, respectively, with such amounts reflected in the Condensed Consolidated Statement of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2019	As of December 31, 2018
Accrued research projects	$3,044	$942
Accrued professional fees	561	477
Accrued compensation and benefits	602	584
Other	144	70
	$4,351	$2,073

6.	Term Loan Payable

On December 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital, Ltd. (“Solar”) and Square 1 Bank (“Square 1”), together (the “Lenders”), which provided $15.0 million in debt financing (the “Term Loan”).  On June 29, 2018, the maturity date of the Loan Agreement, the Company made its final payments of principal and interest due to the Lenders in connection with the Term Loan, as well as $450 in full payment of the final fee and $82 in full payment of the amendment fee. As a result, there were no outstanding borrowings under the Term Loan as of June 30, 2019 or December 31, 2018, and the Company’s obligations to the Lenders under the Loan Agreement, other than the obligations under the Success Fee Agreement as described below, were terminated.

Under the terms of the Loan Agreement, the Company was obligated to pay the Lenders a Success Fee (“Success Fee”) under a Success Fee Agreement (“Success Fee Agreement”) upon the first occurrence of an Exit Event, as defined. The Exit Event included, among other things, the completion of a public offering of common stock. The amount of the Success Fee was equal to 4.5% of the $15.0 million Term Loan funded. The Success Fee Agreement was scheduled to terminate on the earlier to occur of (a) payment in full of the Success Fee pursuant to its terms, or (b) December 29, 2021. The completion of the IPO on May 9, 2019 (see Note 1) triggered the Success Fee payment obligation and the Company made payments to its Lenders totaling $675 in May 2019. Upon such payments, the Success Fee Agreement terminated.

The Success Fee Agreement represented a free-standing financial instrument. Accordingly, the Company accounted for the Success Fee provision as a derivative under ASC 815, Derivatives and Hedging, and therefore recorded an obligation for the Success Fee at its fair value on the closing date of each advance under the Loan Agreement. Upon recording such obligations for the Success Fee, the Company also recorded an offsetting loan discount, which was accreted to interest expense in the Company’s Statements of Operations through the Term Loan’s maturity date. The Company adjusted these liabilities for the Success Fee to fair value at each reporting date they remained outstanding. As discussed above, the Success Fee was paid in May 2019; and therefore, the total fair value of the Success Fee liabilities was $0 at June 30, 2019. The total fair value of these liabilities was determined to be $460 at December 31, 2018. The Company recorded  non-cash charges in the amount of $163 and $68 for the three months ended June 30, 2019 and 2018, respectively, and $215 and $80 for the six months ended June 30, 2019 and 2018, respectively, representing the changes in the fair value of these liabilities since their last measurement date. The non-cash charges are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations. The obligation for the Success Fee is presented as a non-current liability in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018.

The fair values of the obligation for the Success Fee were estimated utilizing a probability-weighted income approach, including variables for the timing of the success event and other probability estimates.  For the fair value calculations at December 31, 2018, significant inputs included the Success Fee rate of 4.5% of the Term Loan funded; a discount rate of 13.0%; weighted estimated time to Exit Event ranging from 0.4 to 3.1 years and probability estimates of several potential Exit Events ranging from 5.0% to 40.0%.

Interest expense on the Term Loan, comprised of interest payments, amortization of financing costs, accrual of final and amendment fees, and accretion of the Success Fee are shown below for the three and six months ended June 30, 2018. There was no such interest expense on the Term Loan for the three and six months ended June 30, 2019.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Interest payments	$34	$114
Amortization of financing costs	5	19
Accrual of final and amendment fees	7	24
Accretion of the Success Fee	5	17
	$51	$174

7.	Common Stock

As of June 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares and 101,929,904 shares of common stock, respectively, with a par value of $0.001 per share.

As of June 30, 2019, the Company had reserved 2,778,812 shares of common stock for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below.  As of December 31, 2018, the Company had reserved 10,690,261 shares of common stock for the conversion of outstanding shares of redeemable convertible preferred stock and accrued dividends thereon, the exercise of outstanding stock options, and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan as shown below (Note 9):

	June 30, 2019	December 31, 2018
Shares of common stock reserved for conversion of Series A preferred stock outstanding	—	2,154,572
Shares of common stock reserved for conversion of Series B preferred stock outstanding	—	3,011,392
Shares of common stock reserved for conversion of Series C preferred stock outstanding	—	4,311,279
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	1,044,759	1,213,018
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	1,578,947	—
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	155,106	—
	2,778,812	10,690,261

8.	Redeemable Convertible Preferred Stock

As of June 30, 2019 and December 31, 2018, under the Company’s certificate of incorporation, the authorized number of shares of redeemable convertible preferred stock was 0 and 86,197,030, respectively. See Note 1 with respect to the Company’s IPO and the conversion of its outstanding redeemable convertible preferred stock into shares of its common stock.

As of June 30, 2019 and December 31, 2018, under the Company’s restated certificate of incorporation effective May 9, 2019, the authorized number of shares of preferred stock was 5,000,000 and 0, respectively.

Prior to the conversion into common stock as noted above, the Company’s redeemable convertible preferred stock was redeemable on or after July 14, 2020 and carried a cumulative coupon dividend rate of 6%. The redemption amount per share for a share of redeemable convertible preferred stock was the greater of (A) the applicable original issue price per share for such series of redeemable convertible preferred stock, plus any of the dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, and (B) the fair market value per share of redeemable convertible preferred stock, as described below under Redemption Rights. The Company accounted for its redeemable convertible preferred stock under the requirements of ASC 480, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The carrying value of the redeemable convertible preferred stock was presented as temporary equity and was adjusted by periodic accretions so that the carrying amount equaled the redemption amount at the estimated date that the redeemable convertible preferred stock would be redeemed. These adjustments were effected through charges against additional paid-in capital, to the extent it was available, or accumulated deficit. For all issuances of redeemable convertible preferred stock, the difference between the amount invested by the holders of the redeemable convertible preferred stock, net of issuance costs and premiums (or discounts), as compared to the redemption value, was recorded as accretion over the redemption period of the redeemable convertible preferred stock. The accretion was added to net loss to arrive at the net loss available to common stockholders in the calculation of net loss per common share.

Issuance of Series A Redeemable Convertible Preferred Stock

On December 4, 2012, the Company entered into the Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with TPG Biotechnology Partners III, L.P. (“TPG”) and nine other holders of the Company’s convertible notes that were issued in 2011 and 2012 (the “Series A Investors”). Pursuant to the Series A Purchase Agreement, the Company issued 6,000,000 shares (the “Series A Initial Closing”) of Series A Preferred Stock to TPG at a purchase price of $1.00 per share, resulting in proceeds, net of $128 in issuance costs, of $5.9 million (the “Series A Financing”). Concurrently, convertible notes held by the Series A Investors totaling $564, including accrued interest, were automatically converted at a conversion price of $0.467 per share in accordance with calculations specified in the applicable note purchase agreement, and the Company issued 1,207,923 shares of Series A Preferred Stock in settlement of the convertible notes.

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

In January 2014, the Company issued 1,680,000 shares of Series A Preferred Stock to eight of the Series A Investors at $1.00 per share, as provided for as Additional Closings under the Series A Extension Purchase Agreement, resulting in proceeds, net of $7 in issuance costs, of $1.7 million. The Company recorded this issuance at its fair value of $1.08 per share, totaling $1.8 million before financing costs, resulting in a discount on this issuance in the amount of $134, which amount was being amortized out of the carrying value of Series A Preferred Stock over the expected redemption period, which was three years from July 14, 2017, the date of the First Tranche Closing of the Series C Preferred Stock Financing (each such term as defined below), or July 14, 2020 (the “Redemption Period”). Such amortization totaled $7 and $1 for the three months ended June 30, 2019 and 2018, respectively, and $7 and $2 for the six months ended June 30, 2019 and 2018, respectively, which, for the three and six months ended June 30, 2019, includes $5 of previously unaccreted discount on issuance at the time of conversion to shares of common stock.

Holders of Series C Preferred Stock had a higher liquidation preference than the holders of Series A Preferred Stock and Series B Preferred Stock. (See Liquidation Preferences note below.)

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

On October 30, 2014, TPG exercised its rights described above and purchased under an Additional Closing Agreement (the “Series B Second Closing”) 8,695,652 additional shares of Series B Preferred Stock at $1.15 per share, which consisted of the Series B Milestone Shares and the Additional Series B Shares. This agreement also provided for the Company to sell 869,565 additional shares of Series B Preferred Stock at $1.15 per share to an existing stockholder. The Series B Second Closing resulted in proceeds, net of $19 in issuance costs, of $11.0 million. The Company recorded this issuance at its fair value of $1.10 per share, totaling $10.5 million, net of financing costs, resulting in a premium on this issuance in the amount of $478, which amount was being accreted into the carrying value of the Series B Preferred Stock over the Redemption Period. Such accretion totaled $26 and $5 for the three months ended June 30, 2019 and 2018, respectively, and $31 and $10 for the six months ended June 30, 2019 and 2018, respectively, which includes $22, for the three and six months ended June 30, 2019 of unaccreted premium on issuance at the time of conversion to shares of common stock.

Holders of Series C Preferred Stock had a higher liquidation preference than the holders of Series A Preferred Stock and Series B Preferred Stock. (See Liquidation Preferences note below)

Issuance of Series C Redeemable Convertible Preferred Stock

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

Also party to the Series C Purchase Agreement were eleven holders of the Company’s Convertible Notes (together with the Initial Purchasers and the Series C Additional Purchasers, as defined below, the “Series C Investors”). Concurrently with the First Tranche Closing and pursuant to the Series C Purchase Agreement, the outstanding principal on the Company’s Convertible Notes, totaling $10.6 million, and all accrued interest thereon, totaling $564, were automatically converted at the Mandatory Conversion Price of $1.095 per share, and the Company issued 10,181,233 shares of its Series C Preferred Stock in full settlement of the Convertible Notes.

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

Series C Redeemable Convertible Preferred Stock Liability and Changes in Fair Value

As discussed above, the Series C Purchase Agreement provided for the issuance and sale of Series C Preferred Stock in three separate tranches. The tranches represented a freestanding financial instrument under ASC 480 and required fair value accounting until they were settled. The Company recognized a liability on its Consolidated Balance Sheet for the obligations under this financial instrument. The Company adjusted this liability to fair value at each reporting date, as applicable, and recognized any changes in fair value of the Series C Preferred Stock in its Consolidated Statements of Operations as a component of other income (expense). The Company continued to recognize any changes in the fair value of this liability through the closing of the third tranche.

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

The fair value of the Series C redeemable convertible preferred stock liability was estimated as the excess, if any, of the fair value per share of the Company’s Series C Preferred Stock, as described below under Redemption Rights, over the purchase price of any outstanding tranches to be sold pursuant to the Series C Purchase Agreement.

Holders of Series C Preferred Stock had a higher liquidation preference than the holders of Series A Preferred Stock and Series B Preferred Stock. (See Liquidation Preferences note below.)

As of June 30, 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares in connection with the IPO. As of December 31, 2018, redeemable convertible preferred stock consisted of the following (in thousands, except share amounts).

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

Dividends

Dividends on outstanding shares of Series A, Series B and Series C Preferred Stock accrued at a rate of 6% per annum on their original purchase price of $1.00, $1.15 and $1.46 per share, respectively (the “Accruing Dividends”), whether or not declared, and were cumulative. However, Accruing Dividends on the Company’s outstanding redeemable convertible preferred stock were payable only when, as and if declared by the Company’s board of directors, or upon liquidation, redemption or conversion. No dividends were payable to the holders of the Company’s common stock unless equivalent dividends had been declared and paid on the Company’s outstanding Series A, Series B and Series C Preferred Stock. No dividends had been declared or paid by the Company through the date of the IPO.  Accruing Dividends totaled $18.4 million through the date of the IPO, at which time they were converted into common shares.  Accruing Dividends totaled  $16.2 million as of December 31, 2018. Such amounts are included in the carrying values of Series A, Series B and Series C Preferred Stock, and in the accumulated deficit on the Company’s Condensed Consolidated Balance Sheets at December 31, 2018.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series C Preferred Stock then outstanding were entitled to be paid out of the assets of the Company that were available for distribution to its stockholders, before any payments were to be made to the holders of Series A Preferred Stock, Series B Preferred Stock or common stock by reason of their ownership thereof, an amount per share equal to the Series C Preferred Stock original issue price of $1.46 per share, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon. If upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of Series C Preferred Stock the full amount to which they were entitled, the holders of Series C Preferred Stock were entitled to share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Series C Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of shares of Series A Preferred Stock and Series B Preferred Stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders after the payment of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock but before any payments were made to the holders of common stock by reason of their ownership thereof, (i) an amount per share equal to the Series A original issue price of $1.00 per share in the case of the Series A Preferred Stock, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, and (ii) an amount per share equal to the Series B original issue price of $1.15 per share in the case of the Series B Preferred Stock, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon. If upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of Series A Preferred Stock and Series B Preferred Stock the full amount to which they were entitled (after the payment in full of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock), the holders of shares of Series A Preferred Stock and Series B Preferred Stock were entitled to share ratably in any distribution of the assets available for distribution in respect of such shares in proportion to the respective amounts which would otherwise be payable in respect of the share of Series A Preferred Stock and Series B Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, after the payment of all preferential amounts required to be paid to the holders of shares of redeemable convertible preferred stock, the remaining assets of the Company available for distribution to its stockholders were to be distributed among the holders of the shares of redeemable convertible preferred stock and common stock, in proportion to the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted into common stock pursuant to the terms of the Company’s certificate of incorporation immediately prior to such dissolution, liquidation or winding up of the Company.

Redemption Rights

The Company’s certificate of incorporation provided that, unless prohibited by Delaware law governing distributions to stockholders, shares of the redeemable convertible preferred stock were to be redeemed by the Company in three annual installments commencing not more than 60 days after receipt by the Company, at any time on or after July 14, 2020, of written notice from the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock, voting together as a single class on an as-converted basis, requesting redemption of all shares of redeemable convertible preferred stock (a “Redemption Request”).

In that event, unless prohibited by Delaware law governing distributions to stockholders, generally in connection with an insolvent corporation, shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, were to be redeemed by the Company at a price equal to the greater of (A) the applicable original issue price per share for such series of redeemable convertible preferred stock, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, and (B) the fair market value per share of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, as the case may be, as of the date of the Company’s receipt of the Redemption Request. For purposes of these redemption rights, the fair market value per share of the Series A Preferred Stock was defined as the value per share of Series A Preferred Stock as mutually agreed upon by the Company and the holders of 60% of the shares of Series A Preferred Stock then outstanding, and, in the event that they were unable to reach agreement, by a third-party appraiser agreed to by the Company and the holders of a majority of the shares of Series A Preferred Stock then outstanding; the fair market value per share of the Series B Preferred Stock was defined as the value per share of Series B Preferred Stock as mutually agreed upon by the Company and the holders of 60% of the shares of Series B Preferred Stock then outstanding, and, in the event that they were unable to reach agreement, by a third-party appraiser agreed to by the Company and the holders of a majority of the shares of Series B Preferred Stock then outstanding; and the fair market value per share of the Series C Preferred Stock was defined as the value per share of Series C Preferred Stock as mutually agreed upon by the Company and the holders of 66 2/3% of the shares of Series C Preferred Stock then outstanding, and, in the event that they were unable to reach agreement, by a third-party appraiser agreed to by the Company and the holders of a majority of the shares of Series C Preferred Stock then outstanding.

As a result of the redemption rights described above, the carrying values of Series A Preferred Stock of $21.0 million, Series B Preferred Stock of $33.7 million, and Series C Preferred Stock of  $61.0 million as of December 31, 2018, have been classified as temporary equity, and are presented between liabilities and stockholders’ equity (deficit) on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480. The Company was accreting the carrying value of the redeemable convertible preferred stock up to the expected redemption value over the estimated Redemption Period. The accretion included cumulative unpaid and undeclared Accruing Dividends as well as additional increases, if any, when the fair value of the redeemable convertible preferred stock exceeded the liquidation value at any point during the Redemption Period. Upon the IPO,  all redeemable convertible preferred shares and Accruing Dividends thereon converted to common shares and all previously unaccreted amounts were fully accreted to the expected redemption value.

At December 31, 2018, the fair values of the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were determined utilizing a probability-weighted modeling approach that included both IPO and non-IPO based scenarios. The non-IPO based scenarios included the fair value estimates of the Company’s common stock, before marketability discount, of $0.47, and each issue of its redeemable convertible preferred stock of: $0.82 for its Series A Preferred Stock; $0.86 for its Series B Preferred Stock; and $1.44 for its Series C Preferred Stock, each calculated at December 31, 2017, as there were no clinical development milestones either achieved or not achieved during the period, and it was deemed that the Company’s total equity value had not changed to any significant degree through the December 31, 2018 measurement date. Additional significant inputs utilized for the non-IPO based scenario was a probability factor of 60% and a marketability discount of 20% applied in arriving at the fair value of the common stock. The IPO-based scenario utilized an expected pre-money valuation upon IPO; cost of equity estimate of 15%; estimated time to IPO date of 0.38 years; and a probability factor of 40%.

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

Financing costs of approximately $166 that were netted against the proceeds from the 2013 and 2012 Series A Preferred Stock financings were being accreted to Series A Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $6 and $1 in accretion for financing costs for the three months ended June 30, 2019 and 2018, respectively, and $7 and $2 for the six months ended June 30, 2019 and 2018, respectively, which, for the three and six months ended June 30, 2019 includes $5 of previously unaccreted financing costs at the time of the conversion of the Series A Preferred Stock into shares of the Company’s common stock. In addition, the investor rights/obligation that was allocated from proceeds from the Series A Preferred Stock financings of $2.8 million, less $520 representing its fair value on the date of its exercise as noted above, was being accreted over the Redemption Period. The Company recorded $70 and $13 in accretion of investor rights/obligation in the three months ended June 30, 2019 and 2018, respectively, and $84 and $27 for the six months ended June 30, 2019 and 2018, respectively, which, for the three and six months ended June 30, 2019 includes $61 of previously unaccreted investor rights/obligations at the time of the conversion of the Series A Preferred Stock into shares of the Company’s common stock.

Financing costs of approximately $76 that were netted against the proceeds from the 2014 Series B Preferred Stock financings were being accreted to Series B Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $3 and $1 in accretion for financing costs in the three months ended June 30, 2019 and 2018, respectively, and $4 and $1 for the six months ended June 30, 2019 and 2018, respectively, which, for the three and six months ended June 30, 2019 includes $3 of previously unaccreted financing costs at the time of conversion of the Series B Preferred Stock into shares of the Company’s common stock. In addition, the investor rights/obligation that was allocated from proceeds from the Series B Preferred Stock financings of $2.0 million was being accreted over the remaining Redemption Period discussed above. The Company recorded $98 and $19 in accretion of Series B Preferred Stock investor rights/obligation in the three months ended June 30, 2019 and 2018, respectively, and $117 and $38 for the six months ended June 30, 2018 and 2019, respectively, which, for the three and six months ended June 30, 2019 includes $85 of previously unaccreted investor rights/obligations at the time of the conversion of the Series B Preferred Stock into shares of the Company’s common stock.

Financing costs of approximately $379 that were netted against the proceeds from the 2017, 2018 and 2019 Series C Preferred Stock financings were being accreted to Series C Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $188 and $26 in accretion for financing costs in the three months ended June 30, 2019 and 2018, respectively, and $223 and $52 for the six months ended June 30, 2019 and 2018, respectively, which, for the three and six months ended June 30, 2019 includes $164 of previously unaccreted financing costs at the time of conversion of the Series C Preferred Stock into shares of the Company’s common stock.

Optional Conversion

Each holder of Series A, Series B or Series C Preferred Stock was able to convert any or all of such holder’s redeemable convertible preferred stock into common stock at any time. Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was convertible into such number of shares of common stock as determined by dividing the original issue price of such series by the conversion price for such series in effect at the time of conversion. As of December 31, 2018, each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was convertible into common stock at a one-to-one conversion ratio. As of June 30, 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares in connection with the IPO.

In addition, upon conversion of shares of Series A, Series B or Series C Preferred Stock, a holder was entitled to receive, at the election of the holder, either (i) payment in cash of any Accruing Dividends declared but unpaid thereon, or (ii) such number of shares of common stock as determined by dividing the Accruing Dividends for such share of Series A, Series B or Series C Preferred Stock, by the applicable conversion price for such series of redeemable preferred stock in effect at the time of conversion. The conversion prices for Series A, Series B or Series C Preferred Stock were subject to adjustment based on certain events specified in the Company’s certificate of incorporation, including anti-dilution adjustments.

Mandatory Conversion

Upon the closing of a qualified public offering of common stock, as defined in the Company’s certificate of incorporation, or approval of (i) the holders of at least 60% of the Series A Preferred Stock then outstanding, voting separately as a class, (ii) the holders of at least 60% of the Series B Preferred Stock then outstanding, voting separately as a class and (iii) the holders of at least 66 2/3% of the Series C Preferred Stock then outstanding, voting separately as a class, all outstanding shares of redeemable convertible preferred stock would have automatically converted into common stock at the then-applicable conversion rate for such shares. At June 30, 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares at a one-for-9.5 conversion ratio, in connection with the IPO.

Voting Rights

Prior to the IPO, and except as otherwise provided by law or by the other provisions of the Company’s certificate of incorporation, the holders of redeemable convertible preferred stock were entitled to vote as one class with the holders of common stock on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of a meeting), and each holder of outstanding shares of redeemable convertible preferred stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of redeemable convertible preferred stock held by such holder were convertible as of the record date for determining stockholders entitled to vote on the matter. The holders of record of the shares of the Company’s Series B Preferred Stock, exclusively and as a separate class, were entitled to elect two directors of the Company, the holders of record of the shares of Series C Preferred Stock, exclusively, and as a separate class, were entitled to elect three directors of the Company, and the holders of record of the shares of common stock of the Company, exclusively and as a separate class, were entitled to elect two directors of the Company.

Registration Rights

The holders of shares of the Company’s common stock issued upon conversion of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have certain registration rights as set forth in an investors’ rights agreement between the Company and certain of its stockholders.

9.	Stock-Based Awards

In April 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “2019 Plan”), which became effective on May 7, 2019. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2019 Plan. The 2019 Plan is administered by the Company’s board of directors.

Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”), as amended, was adopted by the Company’s board of directors and stockholders. The Company’s board of directors administers the 2012 Plan. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers and directors, as well as non-employee/consultants and advisors to the Company.

Options granted under the Plan have a maximum term of ten years. Options vest over four years based on varying vesting schedules including: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. As of June 30, 2019 and December 31, 2018, respectively, options to purchase 1,044,759 and 1,077,148 shares of common stock were granted and outstanding, net of cancelations.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

During the six months ended June 30, 2018, options to purchase 146,103 shares of the Company’s common stock were granted under the 2012 Plan.

During the six months ended June 30, 2018, options were exercised for 5,679 shares of common stock.

No options were forfeited during the six months ended  June 30, 2018.

No options expired during the six months ended June 30, 2018.

A summary of the Company’s option activity for the six months ended June 30, 2019 for the 2012 Plan and the 2019 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	1,077,148	$3.90	7.8	$5,857
Granted	667,102	$10.09
Forfeited	(35,745)	$7.67
Expired	(5,592)	$3.04
Exercised	(14,736)	$2.60
Outstanding as of June 30, 2019	1,688,177	$6.26	8.3	$3,946
Options exercisable as of June 30, 2019	592,456	$2.69	5.6	$2,853
Options unvested as of June 30, 2019	1,095,721	$8.19	9.4	$1,093

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan and the 2019 Plan recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$30	$39	$52	$75
General and administrative expense	207	63	331	115
	$237	$102	$383	$190

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which  became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of: i) 155,106 shares; plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors.

All of the Company’s employees are eligible to participate in the 2019 ESPP, provided that:

•	such person is customarily employed by the Company for more than 20 hours a week and for more than five months in a calendar year;
•	such person has been employed by the Company for at least three months prior to enrolling in the 2019 ESPP; and
•	such person was an employee of the Company on the first day of the applicable offering period under the 2019 ESPP.

10.	Income Taxes

During the three and six months ended June 30, 2019 and 2018, the Company maintained a full valuation allowance on deferred tax assets. Therefore, the Company has not recorded a provision for income taxes.

11.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(7,346)	$(4,858)	$(12,148)	$(8,909)
Plus: Dividends accrued on redeemable convertible preferred stock	1,332	175	1,535	370
Plus: Accretion of redeemable convertible preferred stock	(686)	(1,293)	(2,239)	(2,573)
Adjusted net loss attributable to common stockholders	$(6,700)	$(5,976)	$(12,852)	$(11,112)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	10,571,736	438,606	5,535,907	436,598
Basic and diluted net loss per common share outstanding	$(0.63)	$(13.62)	$(2.32)	$(25.45)

Accretion and dividends included in the table above were calculated through the IPO date.

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of June 30, 2019 and 2018, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2019	2018
Series A redeemable convertible preferred stock	—	15,387,923
Series B redeemable convertible preferred stock	—	22,608,695
Series C redeemable convertible preferred stock	—	30,886,507
Outstanding stock options	1,688,177	983,849
	1,688,177	69,866,974

12.	Collaborative and Licensing Agreements

The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy.

Endo Pharmaceuticals Inc.

In May 2011, the Company entered into an agreement with Penwest Pharmaceuticals Co. (“Penwest”) (subsequently merged into its parent, Endo Pharmaceuticals Inc. (“Endo”) for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Penwest to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended release formulation such as nalbuphine ER, in all fields and for any use.

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

Under the agreement, the Company has granted Endo a non-exclusive, royalty-free (except for pass-through payments to third parties), sublicensable license under its relevant patent rights, to use any improvement the Company makes to Endo’s controlled release technology, for any product other than the products under which it is licensed by Endo.

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

The Company’s royalty obligation with respect to each licensed product in each country commences on the date of the first commercial sale of the licensed product in that country following receipt of marketing approval and extends until the later of the date of expiration, unenforceability or invalidation of the last valid claim of any licensed patent or patent application covering the licensed product in the country and 10 years after the first commercial sale of the first licensed product sold anywhere in the world, which period is referred to as the royalty term. Upon the expiration of the royalty term for a licensed product in a country, the license granted to the Company under the agreement shall become perpetual, fully paid-up, irrevocable and royalty-free in such country. The royalty is subject to reduction in certain circumstances.

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

A significant portion of the Company’s development activities are outsourced to third parties under agreements, including with clinical research organizations, and contract manufacturers in connection with the production of clinical trial materials. These arrangements may require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the event of the orderly termination of contractual services.

The Company also has commitments under lease and licensing agreements (Note 4 and Note 12).

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

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of nalbuphine ER. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2019, we had an accumulated deficit of $100.3 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

On May 9, 2019, we issued and sold 5,500,000 shares of common stock in our IPO and 1,500,000 shares of common stock in a concurrent private placement, in each case at an offering price of $10.00 per share, for combined net proceeds of $62.1 million after deducting aggregate underwriting discounts and commissions and private placement agent fees of $4.9 million and other offering expenses of $3.0 million. Upon the closing of the IPO, our preferred stock then outstanding converted into an aggregate of 10,381,234 shares of common stock.

As of June 30, 2019, we had cash and cash equivalents of $71.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

We expect our research and development expenses to increase over the next few years as we pursue our development program, pursue regulatory approval of nalbuphine ER in the United States and Europe and prepare for a possible commercial launch of nalbuphine ER. Predicting the timing or the cost to conduct our nalbuphine ER development program and prepare for a possible commercial launch of nalbuphine ER is difficult and delays may occur because of many factors including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if nalbuphine ER will receive regulatory approval in the United States or elsewhere with any certainty.

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

Change in Fair Value of Series C Redeemable Convertible Preferred Stock Liability

The stock purchase agreement under which we sold shares of Series C preferred stock provided for the issuance and sale of our Series C preferred stock in three separate tranches. The tranches represented a free-standing financial instrument under Accounting Standards Codification, or ASC, 480 and required fair value accounting until they were settled. We recognized a liability on our consolidated balance sheet for the obligations under this financial instrument. We adjusted this liability to fair value at each reporting date and recognized the changes in fair value in our statements of operations as a component of other income (expense), net. We continued to recognize changes in the fair value of this liability through the closing of the third tranche, which occurred on January 18, 2019.

Change in Fair Value of Obligation for Loan Success Fee

In connection with the Term Loan, we entered into the Success Fee Agreement under which we agreed to pay the lenders a Success Fee upon the occurrence of an exit event, as defined in the Success Fee Agreement. We classified this contingent obligation for the Success Fee as a liability on our consolidated balance sheet and we adjusted this liability to fair value at each reporting date. We recognized changes in the fair value of this obligation for the Success Fee in our statements of operations as a component of other income (expense), net. We recognized changes in the fair value of the obligation for the Success Fee until the Success Fee payment was triggered and paid upon the closing of our IPO in May 2019.

Interest Income

Interest income consists of interest earned from money market funds on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$5,528	$3,439	$2,089
General and administrative	1,889	941	948
Total operating expenses	7,417	4,380	3,037
Loss from operations	(7,417)	(4,380)	(3,037)
Other income (expense):
Change in fair value of Series C redeemable convertible preferred stock liability	—	(422)	422
Change in fair value of obligation for loan success fee	(163)	(68)	(95)
Interest income	229	38	191
Interest expense	—	(51)	51
Total other income (expense), net	66	(503)	569
Loss before income tax benefit	(7,351)	(4,883)	(2,468)
Income tax benefit	5	25	(20)
Net loss	$(7,346)	$(4,858)	$(2,488)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018
Clinical development expenses	$4,613	$2,646
Personnel and related expenses	574	496
Consulting expenses and professional fees	274	222
Stock-based compensation expenses	30	39
Other research and development expenses	37	36
Total research and development expenses	$5,528	$3,439

Research and development expenses for the three months ended June 30, 2019 increased to $5.5 million from $3.4 million for the corresponding period in 2018. The increase was primarily due to a $2.0 million increase in clinical development expenses primarily related to increased activity in our ongoing Phase 2b/3 PRISM trial, which commenced in the third quarter of 2018, and the initiation of our Phase 2 trial in chronic cough in patients with IPF in the second quarter of 2019.  For the periods presented, all of our research and development expenses related to our development activity for nalbuphine ER.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 increased to $1.9 million from $0.9 million for the corresponding period in 2018. The increase was primarily due to an increase in personnel and stock-based compensation expenses of $0.4 million, which we incurred as we expanded our operations, an increase in expenses related to being a public company of $0.3 million and an increase in consulting expenses and professional fees of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2019 increased to other income, net of $66 thousand from other (expense), net of $0.5 million for the corresponding period in 2018. The increase primarily reflects the change in fair value of our liability during the three months ended June 30, 2018 for the shares of Series C preferred stock purchasable in the second and third tranches of our Series C preferred stock financing as well as increased interest income of $0.2 million due to our larger cash balance following our IPO in May 2019.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$8,866	$5,802	$3,064
General and administrative	3,363	1,720	1,643
Total operating expenses	12,229	7,522	4,707
Loss from operations	(12,229)	(7,522)	(4,707)
Other income (expense):
Change in fair value of Series C redeemable convertible preferred stock liability	—	(1,266)	1,266
Change in fair value of obligation for loan success fee	(215)	(80)	(135)
Interest income	287	83	204
Interest expense	—	(174)	174
Total other income (expense), net	72	(1,437)	1,509
Loss before income tax benefit	(12,157)	(8,959)	(3,198)
Income tax benefit	9	50	(41)
Net loss	$(12,148)	$(8,909)	$(3,239)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Clinical development expenses	$7,113	$4,262
Personnel and related expenses	1,163	992
Consulting expenses and professional fees	431	393
Stock-based compensation expenses	52	75
Other research and development expenses	107	80
Total research and development expenses	$8,866	$5,802

Research and development expenses for the six months ended June 30, 2019 increased to $8.9 million from $5.8 million for the corresponding period in 2018. The increase was primarily due to a $2.9 million increase in clinical development expenses primarily related to increased activities in our ongoing Phase 2b/3 PRISM trial, which commenced in the third quarter of 2018, and the initiation of our Phase 2 trial for chronic cough in patients with IPF in the second quarter of 2019.  In addition, personnel and related expenses increased by $0.2 million as a result of an increase in our employee headcount. For the periods presented, all of our research and development expenses related to our development activity for nalbuphine ER.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 increased to $3.4 million from $1.7 million for the corresponding period in 2018. The increase was primarily due to an increase in personnel and stock-based compensation expenses of $0.9 million, which we incurred as we expanded our operations, an increase in expenses related to being a public company of $0.3 million and an increase in consulting expenses and professional fees of $0.3 million.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2019 increased to other income, net of $72 thousand from other (expense), net of $1.4 million for the corresponding period in 2018. The increase primarily reflects the change in fair value of our liability during the six months ended June 30, 2018 for the shares of Series C preferred stock purchasable in the second and third tranches of our Series C preferred stock financing as well as increased interest income of $0.2 million due to our larger cash balance following our IPO in May 2019.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under a term loan facility. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under a term loan facility. As of June 30, 2018, all amounts owed under the term loan facility had been paid in full.

In May 2019, we issued and sold 5,500,000 shares of common stock in our IPO and 1,500,000 shares of common stock in a concurrent private placement, in each case at an offering price of $10.00 per share, for combined net proceeds of $62.1 million after deducting aggregate underwriting discounts and commissions and private placement agent fees of $4.9 million and other offering expenses of $3.0 million.

As of June 30, 2019, we had cash and cash equivalents of $71.4 million. Our cash and cash equivalents are primarily held in money market accounts.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(9,157)	$(9,564)
Net cash used in investing activities	(9)	(67)
Net cash provided by (used in) financing activities	73,351	(5,331)
Net cash increase (decrease)	$64,185	$(14,962)

Operating Activities

During the six months ended June 30, 2019, operating activities used $9.2 million of cash, resulting from our net loss of $12.1 million, partially offset by changes in our operating assets and liabilities of $2.4 million and non-cash charges of $0.6 million. Changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $2.3 million increase in accrued expenses, a $1.7 million increase in accounts payable, and a $1.5 million increase in prepaid expenses. The increase in accrued expenses was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial in prurigo nodularis and to our Phase 2 trial for chronic cough in IPF.  The increase in accounts payable was primarily due to timing of vendor invoices from our CROs and clinical trial material suppliers.  The increase in prepaid expenses was primarily due to prepayments of our insurance policies and prepayments made under our ongoing research, development and clinical trial work performed by our CROs. The non-cash charges for the six months ended June 30, 2019 consisted primarily of stock-based compensation expense of $0.4 million and changes in fair value of the Success Fee of $0.2 million.

During the six months ended June 30, 2018, operating activities used $9.6 million of cash, resulting from our net loss of $8.9 million and changes in our operating assets and liabilities of $2.3 million, partially offset by non-cash charges of $1.6 million. Changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $1.6 million increase in prepaid expenses due to prepayments made under our ongoing research, development and clinical trial work performed by our CROs and a $0.9 million decrease in accrued expenses primarily due to adjustments for the timing of vendor invoices related to our Phase 2 prurigo nodularis trial. The non-cash charges for the six months ended June 30, 2018 consisted primarily of a $1.3 million expense related to the change in fair value of our Series C redeemable convertible preferred stock liability.

Investing Activities

During the six months ended June 30, 2019 and the six months ended June 30, 2018, we used an insignificant amount of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $73.4 million, primarily consisting of  cash proceeds, net of underwriting discounts and commissions and placement agent fees, of $65.1 million from our IPO and concurrent private placement, and $10.0 million from our sales of shares of Series C preferred stock in the third tranche of our Series C preferred stock financing in January 2019, partially offset by costs relating to our IPO of $1.1 million and payment of the $0.7 million Success Fee.

During the six months ended June 30, 2018, net cash used in financing activities was $5.3 million, primarily consisting of repayments of $4.8 million on the Term Loan and $0.5 million of final fees on the Term Loan.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) on May 8, 2019 and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion regarding our commitments and contingent commitments.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update or, ASU, No. 2016-02 titled Leases, or ASU 2016-02, which requires rights and obligations arising from both operating and capital leases to be reported on the Consolidated Balance Sheet, and to disclose quantitative and qualitative information about lease transactions (such as information about variable lease payments and options to renew and terminate leases). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

We adopted this new guidance as of January 1, 2019, which included an assessment of the impact of the new guidance on the condensed consolidated financial statements. We utilized the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. We elected to use the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts were or contained leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We  used the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The adoption of this standard resulted in the recognition of a right-of-use asset of $379 and related lease liabilities of $424 related to our operating lease commitments on the Condensed Consolidated Balance Sheet as of January 1, 2019 (Note 4).  The impact of adoption of the new leasing standard did not have a material impact on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2019.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2018 included in the final prospectus for our IPO, which could be expected to materially impact our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $12.1 million, $20.5 million and $12.9 million for the six months ended June 30, 2019, the year ended December 31, 2018 and the year ended December 31, 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $100.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through our initial public offering and private placements of our convertible preferred stock prior to our initial public offering. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate nalbuphine ER and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2019 and in the years ended December 31, 2018 and 2017, we used net cash of $9.2 million, $18.3 million and $8.0 million, respectively, in our operating activities, substantially all of which related to development activities for nalbuphine ER. As of June 30, 2019, our cash and cash equivalents were $71.4 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of nalbuphine ER, including our ongoing PRISM trial and the additional Phase 3 clinical trial we will need to conduct for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for nalbuphine ER or any future product candidate that successfully completes clinical trials, if any. In addition, if we obtain marketing approval for nalbuphine ER or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize nalbuphine ER in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

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

We are currently focused on the development and commercialization of nalbuphine ER to treat serious neurologically mediated conditions. Nalbuphine ER is an oral extended release formulation of nalbuphine, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as nalbuphine ER. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes nalbuphine ER a promising potential therapy for the treatment of chronic pruritus and other serious neurologically mediated conditions, and that nalbuphine ER has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, nalbuphine ER has not been approved in any indication, including the treatment of pruritus associated with prurigo nodularis, the lead indication for which we are pursuing clinical development of nalbuphine ER. No therapies have been approved in the United States or Europe for the treatment of moderate to severe pruritus, and we can provide no assurance that either nalbuphine ER or any other future product candidate that we may seek to develop for this indication or for any other serious neurologically mediated condition will be effective or safe, obtain regulatory approval or be commercially successful.

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

Under the protocol for our ongoing Phase 2b/3 PRISM trial, once 50% of the patients are evaluable for the primary efficacy endpoint, an unblinded statistician for the trial will review the appropriate data, perform a sample size re-estimation and advise us on whether we should increase the number of patients in the trial. If we determine to increase the number of patients in the trial based on the re-estimation, the costs of the trial may increase, the results of the trial may be delayed, and we may need to raise additional funds or divert resources from and delay our other programs to complete the trial.

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

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. Our clinical trials evaluating the efficacy of nalbuphine ER in pruritus indications have used PROs as primary endpoints. For example, the primary endpoint of our Phase 2 clinical trial of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis was the proportion of patients reporting at least a 30% reduction from baseline to week 10 in seven-day mean Worst Itching Numerical Rating Scale, or WI-NRS, scores, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. The primary endpoint of our PRISM trial is the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by WI-NRS. PROs have an important role in the development and regulatory approval of treatments for pruritus. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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

In addition, nalbuphine ER, as a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. κ-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort, or dysphoria, and hallucinations, at high doses. While we believe that the dual κ-opioid receptor agonist and μ-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of nalbuphine ER to date. μ-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts, and are associated with respiratory depression and potential cardiac risk. The drug label for nalbuphine, the active ingredient in nalbuphine ER, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression, and nalbuphine ER, if approved for marketing in any indication, will likely carry a similar opioid class label. To support our planned submission of an NDA to the FDA for nalbuphine ER, we will be required to conduct a clinical trial of nalbuphine ER to assess cardiac risk and, due to the association of opioids with endocrine dysfunction, a clinical trial to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed, or observed at more severe levels, in the future, or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

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

Many currently approved μ-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While nalbuphine ER has a μ-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of μ-opioids. We plan to conduct a HAL study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that nalbuphine ER may carry risks of misuse, abuse or addiction, or even if the trial indicates that nalbuphine ER does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of nalbuphine ER. We cannot predict whether a REMS program would be required as part of FDA approval of nalbuphine ER and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of nalbuphine ER, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize nalbuphine ER. Furthermore, risks of nalbuphine ER that are not adequately addressed through a proposed REMS program for nalbuphine ER may also prevent or delay any approval for commercialization.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis as our lead program. However, the development of nalbuphine ER for this indication may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

If nalbuphine ER is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that nalbuphine ER might compete with product candidates currently in clinical development in this indication, including serlopitant, an oral neurokinin-1 receptor antagonist being developed by Menlo Therapeutics that is in Phase 3 clinical trials; nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; and KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and nalbuphine ER, if approved for the treatment of pruritus associated with prurigo nodularis or for any other serious neurologically mediated condition, could face competition from these product candidates. These product candidates include KORSUVA, a κ-opioid receptor agonist being developed by Cara Therapeutics that is in Phase 3 clinical trials for administration by injection for uremic pruritus and earlier-stage clinical trials for oral administration for pruritus in chronic kidney disease and pruritus associated with chronic liver disease, and tradipitant, an oral neurokinin-1 receptor antagonist being developed by Vanda Pharmaceuticals that is in Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis.

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

Although we maintain product and clinical trial liability insurance of at least $5.0 million in the aggregate, our insurance coverage may not fully cover potential liabilities that we may incur. The cost of any product or clinical trial liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or otherwise protect against potential clinical trial liability or product liability claims, the development and commercial production and sale of nalbuphine ER or any future product candidate could be prevented or inhibited, which could harm our business, financial condition, results of operations and prospects.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with our contractors, we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. Additionally, these third parties may have relationships with other commercial entities, including potential competitors, for which they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. Third parties may not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our protocols. For example, we have terminated clinical investigators from our previous clinical trials due to suspected non-compliance with regulatory requirements. If the third parties on which we rely do not carry out their duties, meet their deadlines or comply with regulatory requirements, we will not be able to, or may be delayed in our efforts to, successfully commercialize nalbuphine ER or any future product candidate. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and we may not be able to generate revenues or become profitable.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of nalbuphine ER, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of nalbuphine ER. Although we believe there are alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA and other government agencies. While we have, and may in the future conduct, clinical trials to evaluate the use of nalbuphine ER to treat pruritic conditions other than pruritus associated with prurigo nodularis, nalbuphine ER cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA or other applicable regulatory authorities. Physicians may nevertheless prescribe nalbuphine ER off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of nalbuphine ER for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

If we further expand our operations outside the United States, we will need to dedicate additional resources to comply with U.S. laws regarding international operations and the laws and regulations in each jurisdiction in which we operate and plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

As of June 30, 2019, we had 15 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and regulatory affairs. In addition, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of nalbuphine ER for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell their shares, could reduce the trading price of our common stock. As of August 12, 2019, we had 17,834,570 shares of common stock outstanding.

Of these shares, 12,334,570 shares of common stock outstanding are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the expiration of the applicable lock-up period. For example, the expiration date for the lock-up agreements entered into between our officers, directors, employees and stockholders and the representatives of our initial public offering is November 3, 2019.

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

Ownership of our common stock is concentrated among our executive officers and directors and their affiliates who have significant influence over our business and may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors and their affiliates, in the aggregate, beneficially own shares representing approximately 72.7% of our common stock as of August 12, 2019. As a result, our executive officers, directors and their affiliates acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time in complying with these requirements, which could negatively impact our financial results. Current and changing laws, rules and regulations relating to corporate governance and public disclosure may increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it, and we expect that they may continue to make it, more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are evaluating these rules and regulations and cannot currently predict or estimate the additional costs we may incur or the timing of such costs. In addition, these laws, rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, rules and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, rules and regulations, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding equity securities sold or issued by us during the three months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

On May 9, 2019, concurrent with the closing of our initial public offering, we sold 1,500,000 shares of our common stock at the initial per share public offering price of $10.00 in a private placement to New Enterprise Associates 16, L.P., or NEA. The aggregate gross proceeds to us from our private placement were $15.0 million, before deducting placement agent fees of $1.1 million. The securities sold in the private placement were issued to NEA in reliance upon the exemption from the registration requirements of the Securities Act for transactions not involving any public offering, as set forth in Section 4(a)(2) under the Securities Act.

Use of Proceeds from Registered Securities

On May 9, 2019, we closed our initial public offering, or IPO, in which we issued and sold 5,500,000 shares of common stock at a public offering price of $10.00 per share. The aggregate gross proceeds to us from our IPO offering were $55.0 million.

All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-230745), which was declared effective by the SEC on May 7, 2019. The aggregate net proceeds to us from the IPO were approximately $48.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $6.8 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2019, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Trevi Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on May 9, 2019)

3.2	Amended and Restated Bylaws of Trevi Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on May 9, 2019)
10.1	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
10.2

Form of Stock Option Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.3	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
10.4	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
10.5

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.6

Share Purchase Agreement, dated as of May 6, 2019, by and between the Registrant and New Enterprise Associates 16, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on May 7, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: August 12, 2019	By:	/s/ Christopher Seiter
Christopher Seiter

Chief Financial Officer (Principal Financial Officer)