Form 10-Q
period 2019-09-30
Trevi Therapeutics, Inc.
filed 2019-11-14
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the registrant had 17,834,570 shares of common stock, $0.001 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$63,515	$7,202
Tax credit and other receivables	203	184
Prepaid expenses	1,826	1,438
Total current assets	65,544	8,824
Deferred offering costs	—	1,534
Operating lease right-of-use asset	331	—
Security deposit	19	19
Property, equipment and leasehold improvements, net	128	149
Total assets	$66,022	$10,526
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$489	$603
Accrued expenses	4,446	2,073
Operating lease liability - current portion	95	—
Total current liabilities	5,030	2,676
Obligation for loan success fee	—	460
Series C redeemable convertible preferred stock liability	—	1,096
Operating lease liability - long term portion	283	46
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock: no shares and 15,387,923 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $20,469 at September, 30 2019 and December 31, 2018, respectively.	—	21,033
Series B redeemable convertible preferred stock: no shares and 22,608,695 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $32,900 at September 30, 2019 and December 31, 2018, respectively.	—	33,686
Series C redeemable convertible preferred stock: no shares and 48,200,412 shares authorized at September 30, 2019 and December 31, 2018, respectively; and no shares and 38,097,672 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $59,798 at September 30, 2019 and December 31, 2018, respectively.	—	61,023
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 200,000,000 and 101,929,904 shares authorized at September 30, 2019 and December 31, 2018, respectively; and 17,834,570 and 438,600 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	18	4
Preferred stock: $0.001 par value; 5,000,000 shares and no shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares issued or outstanding at September 30, 2019 or December 31, 2018.	—	—
Additional paid-in capital	168,373	—
Accumulated deficit	(107,682)	(109,498)
Total stockholders’ equity (deficit)	60,709	(109,494)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$66,022	$10,526

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,650	$3,747	$14,516	$9,549
General and administrative	2,000	1,210	5,363	2,930
Total operating expenses	7,650	4,957	19,879	12,479
Loss from operations	(7,650)	(4,957)	(19,879)	(12,479)
Other income (expense):
Change in fair value of Series C redeemable convertible preferred stock liability	—	(702)	—	(1,968)
Change in fair value of obligation for loan success fee	—	(47)	(215)	(127)
Interest income	280	27	567	110
Interest expense	—	—	—	(174)
Total other income (expense), net	280	(722)	352	(2,159)
Loss before income tax benefit	(7,370)	(5,679)	(19,527)	(14,638)
Income tax benefit	5	25	14	75
Net loss	$(7,365)	$(5,654)	$(19,513)	$(14,563)
Accretion of redeemable convertible preferred stock	—	(96)	1,535	274
Dividends accrued on redeemable convertible preferred stock	—	(1,362)	(2,239)	(3,935)
Adjusted net loss attributable to common stockholders	$(7,365)	$(7,112)	$(20,217)	$(18,224)
Basic and diluted net loss per common share outstanding	$(0.41)	$(16.22)	$(2.09)	$(41.68)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	17,834,570	438,606	9,680,512	437,274

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at June 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,002	$(100,317)	$67,703
Stock-based compensation	—	—	—	—	—	—	—	—	371	—	371
Net loss	—	—	—	—	—	—	—	—	—	(7,365)	(7,365)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,373	$(107,682)	$60,709

Balance at June 30, 2018	15,387,923	$20,752	22,608,695	$33,157	30,886,507	$47,500	438,600	$4	$—	$(95,341)	$(95,337)
Stock-based compensation	—	—	—	—	—	—	—	—	121	—	121
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	7,211,165	11,506	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	—	233	—	393	—	736	—	—	(121)	(1,241)	(1,362)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(1)	—	5	—	—	—	—	—	(4)	(4)
Accretion of discount on investor rights/obligation	—	14	—	19	—	—	—	—	—	(33)	(33)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(106)	—	(154)	—	289	—	—	—	(29)	(29)
Accretion of issuance costs on redeemable convertible preferred stock	—	2	—	1	—	27	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	—	—	—	—	(5,654)	(5,654)
Balance at September 30, 2018	15,387,923	$20,894	22,608,695	$33,421	38,097,672	$60,058	438,600	$4	$—	$(102,332)	$(102,328)

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit )

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2018	15,387,923	$21,033	22,608,695	$33,686	38,097,672	$61,023	438,600	$4	$—	$(109,498)	$(109,494)
Stock-based compensation	—	—	—	—	—	—	—	—	754	—	754
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	14,736	—	38	—	38
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	6,849,315	11,059	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	5,406,844	326	6,478,999	551	3,792,386	1,362	—	—	—	(2,239)	(2,239)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	31	—	—	—	—	—	(24)	(24)
Accretion of discount on investor rights/obligation	—	84	—	117	—	—	—	—		(201)	(201)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(651)	—	(940)	—	(403)	—	—	—	1,994	1,994
Accretion of issuance costs on redeemable convertible preferred stock	—	7	—	4	—	223	—	—	—	(234)	(234)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,464	22,033	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(19,513)	(19,513)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,373	$(107,682)	$60,709

Balance at December 31, 2017	15,387,923	$20,479	22,608,695	$32,640	30,886,507	$46,087	432,921	$4	$—	$(84,432)	$(84,428)
Stock-based compensation	—	—	—	—	—	—	—	—	311	—	311
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	5,679	—	13	—	13
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	7,211,165	11,506	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	—	691	—	1,167	—	2,077	—	—	(324)	(3,611)	(3,935)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(3)	—	15	—	—	—	—	—	(12)	(12)
Accretion of discount on investor rights/obligation	—	41	—	57	—	—	—	—	—	(98)	(98)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(318)	—	(460)	—	309	—	—	—	469	469
Accretion of issuance costs on redeemable convertible preferred stock	—	4	—	2	—	79	—	—	—	(85)	(85)
Net loss	—	—	—	—	—	—	—	—	—	(14,563)	(14,563)
Balance at September 30, 2018	15,387,923	$20,894	22,608,695	$33,421	38,097,672	$60,058	438,600	$4	$—	$(102,332)	$(102,328)

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(19,513)	$(14,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	10
Changes in fair value of Series C redeemable convertible preferred stock liability	—	1,968
Changes in fair value of obligation for loan success fee	215	127
Accretion/accrual of term loan discounts and debt issuance costs	—	60
Stock-based compensation	754	311
Changes in operating assets and liabilities:
Receivables	(19)	(70)
Prepaid expenses	(388)	(1,500)
Accounts payable	(332)	124
Accrued expenses	2,362	(35)
Security deposit	—	13
Deferred lease obligation	—	(2)
Net cash used in operating activities	(16,891)	(13,557)
Investing activities
Acquisitions of property, equipment and leasehold improvements	(9)	(66)
Net cash used in investing activities	(9)	(66)
Financing activities
Repayments of term loan	—	(4,813)
Payment of final fees on term loan	—	(533)
Payment of loan success fee	(675)	—
Proceeds from exercises of stock options	38	13
Proceeds from sale of Series C redeemable convertible preferred stock, net of issuance costs	9,963	10,496
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriting commissions and discounts	51,150	—
Payments of initial public offering costs	(1,213)	(26)
Proceeds from private placement, net of private placement agent fees	13,950	—
Net cash provided by financing activities	73,213	5,137
Net cash increase (decrease)	56,313	(8,486)
Cash and cash equivalents at beginning of period	7,202	22,020
Cash and cash equivalents at end of period	$63,515	$13,534
Supplemental disclosure of cash flow information
Interest paid	$—	$152
State research tax credits exchanged for cash	$—	$8
Supplemental disclosure of non-cash financing activities
Dividends accrued on redeemable convertible preferred stock	$2,239	$3,935
Accretion on redeemable convertible preferred stock	$(1,535)	$(274)

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

Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock, including the accrued dividends thereon, automatically converted into shares of the Company’s common stock.  Upon such conversion of the redeemable convertible preferred stock, the Company reclassified the carrying values of the redeemable convertible preferred stock to common stock and additional paid-in capital.

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.  Since inception, the Company has financed its operations primarily through private placements of its redeemable convertible preferred stock and convertible notes as well as borrowings under a term loan facility, and most recently, with proceeds from the IPO and concurrent private placement completed in May 2019.  The Company has incurred recurring losses since inception, including net losses attributable to the Company of $19.5 million for nine months ended September 30, 2019 and $20.5 million for the year ended December 31, 2018.  In addition, as of September 30, 2019, the Company had an accumulated deficit of $107.7 million. The Company expects to continue to generate operating losses for the foreseeable future. As of November 14, 2019, the issuance date of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents of $63.5 million as of September 30, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information.  Certain information and footnote disclosure typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the final prospectus for the IPO filed with the SEC on May 8, 2019. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair presentation of the Company’s interim financial statements presented.  The results of operations for the interim periods are not necessarily indicative of the results expected for the full year or any subsequent period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to September 30, 2019 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2019, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim period, or any future year or period.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, Series C redeemable convertible preferred stock liability and obligation for loan success fee (Note 6 and Note 8). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short term nature of those instruments. The fair value of the obligation for loan success fee was estimated utilizing a probability-weighted income approach, including variables for the timing of the success event and other probability estimates. The fair value of Series C redeemable convertible preferred stock liability at December 31, 2018 was estimated as the excess, if any, of the fair value of the Company’s Series C redeemable convertible preferred stock (“Series C Preferred Stock”) over the purchase price of any outstanding tranches that had not been sold pursuant to the Series C Preferred Stock purchase agreement (the “Series C Purchase Agreement”) as of December 31, 2018.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2018, and the basis for that measurement, by level within the fair value hierarchy (Note 6 and Note 8).  There were no such financial liabilities as of September 30, 2019:

	Balance December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities
Series C redeemable convertible preferred stock liability	$1,096	$—	$—	$1,096
Obligation for loan success fee	460	—	—	460
	$1,556	$—	$—	$1,556

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	September 30,	December 31,
	2019	2018
Financial liabilities
Balance at beginning of year(1)	$1,556	$322
Unrealized loss on Series C redeemable convertible preferred stock liability	—	2,105
Unrealized loss on obligation for loan success fee	215	138
Net settlements(2)	(1,771)	(1,009)
Ending balance	$—	$1,556

(1)	The balance at January 1, 2018 relates to the obligation for the loan success fee.

(2)

The net settlements in the nine months ended September 30, 2019 relate to the $1,096 fair value of the Series C redeemable convertible preferred stock liability at the time of the third tranche of the Series C Preferred Stock financing in January 2019 and the payment of the $675 obligation for the loan success fee in May 2019. The net settlements in 2018 relate to the $1,009 fair value of the Series C redeemable convertible preferred stock liability at the time the second tranche of Series C redeemable convertible preferred stock shares was issued.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. Deferred offering costs capitalized as of December 31, 2018 were $1,534. The Company’s IPO was completed in May 2019 and these costs, as well as additional IPO costs incurred in 2019, were recorded as a reduction to stockholders’ equity (deficit).  As a result, as of September 30, 2019, the Company did not have any deferred offering costs.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss, as adjusted for accretion and accrued dividends on redeemable convertible preferred stock, by the weighted average common shares outstanding during the period. For all periods presented, outstanding shares of Series A redeemable convertible preferred stock (“Series A Preferred Stock”), shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”), shares of Series C Preferred Stock, if any, and shares issuable upon exercise of stock options have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per share are the same for each of the periods presented.

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

The Company adopted this new guidance as of January 1, 2019, which included an assessment of the impact of the new guidance on the Condensed Consolidated Financial Statements. The Company utilized the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company elected to use the package of practical expedients that allowed the Company to not reassess: (1) whether any expired or existing contracts were or contained leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company additionally used the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The adoption of this standard resulted in the recognition of a right-of-use asset of $379 and related lease liabilities of $424 related to the Company’s operating lease commitments on the Condensed Consolidated Balance Sheet as of January 1, 2019 (Note 4).  The impact of adoption of the new leasing standard did not have a material impact on the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2019.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the final prospectus for the IPO, which could be expected to materially impact the Company’s unaudited Condensed Consolidated Financial Statements.

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	As of September 30, 2019	As of December 31, 2018
Prepaid R&D payments	$920	$1,337
Prepaid corporate insurance	840	59
Other	66	42
	$1,826	$1,438

4.	Leases

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

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease.  As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, which is updated periodically, based on information available at the commencement date of the lease to determine the present value of the lease payments. As of September 30, 2019, the incremental borrowing rate used on existing leases was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight line basis over the lease term.  The Company had no new leases during the nine months ended September 30, 2019.

The Company’s operating leases consist of real estate and equipment, and have remaining terms ranging from approximately 1  to 4 years. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheet as of September 30, 2019:

Assets:
Operating lease right-of-use asset	$331
Liabilities:
Operating lease liabilities, current portion	95
Operating lease liabilities, long term portion	283
Total operating lease liabilities	$378

Future minimum lease payments under the operating leases are as follows as of September 30, 2019:

2019	$34
2020	138
2021	138
2022	131
2023	24
Total lease payments	465
Less: imputed discount rate	(87)
Carrying value of operating lease liabilities	$378

Lease expense under operating leases, including leases of office equipment, was $31 and $33 for the three months ended September 30, 2019 and 2018, respectively, and $93 and $88 for the nine months ended September 30, 2019 and 2018, respectively. Lease payments made in the three months ended September 30, 2019 and 2018 were $34 and $39, respectively, and $91 and $95 in the nine months ended September 30, 2019 and 2018 respectively, with such amounts reflected in the Condensed Consolidated Statement of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2019	As of December 31, 2018
Accrued research projects	$3,068	$942
Accrued professional fees	324	477
Accrued compensation and benefits	814	584
Other	240	70
	$4,446	$2,073

6.	Term Loan Payable

On December 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital, Ltd. (“Solar”) and Square 1 Bank (“Square 1”), together (the “Lenders”), which provided $15.0 million in debt financing (the “Term Loan”).  On June 29, 2018, the maturity date of the Loan Agreement, the Company made its final payments of principal and interest due to the Lenders in connection with the Term Loan, as well as $450 in full payment of the final fee and $82 in full payment of the amendment fee. As a result, there were no outstanding borrowings under the Term Loan as of September 30, 2019 or December 31, 2018, and the Company’s obligations to the Lenders under the Loan Agreement, other than the obligations under the Success Fee Agreement as described below, were terminated.

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

The Success Fee Agreement represented a free-standing financial instrument. Accordingly, the Company accounted for the Success Fee provision as a derivative under ASC 815, Derivatives and Hedging, and therefore recorded an obligation for the Success Fee at its fair value on the closing date of each advance under the Loan Agreement. Upon recording such obligations for the Success Fee, the Company also recorded an offsetting loan discount, which was accreted to interest expense in the Company’s Statements of Operations through the Term Loan’s maturity date. The Company adjusted these liabilities for the Success Fee to fair value at each reporting date they remained outstanding. As discussed above, the Success Fee was paid in May 2019; and therefore, the total fair value of the Success Fee liabilities was $0 at September 30, 2019. The total fair value of these liabilities was determined to be $460 at December 31, 2018. The Company recorded  non-cash charges in the amount of $0 and $47 for the three months ended September 30, 2019 and 2018, respectively, and $215 and $127 for the nine months ended September 30, 2019 and 2018, respectively, representing the changes in the fair value of these liabilities since their last measurement date. The non-cash charges are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations. The obligation for the Success Fee is presented as a non-current liability in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018.

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

Interest expense on the Term Loan, comprised of interest payments, amortization of financing costs, accrual of final and amendment fees, and accretion of the Success Fee are shown below for the nine months ended September 30, 2018. There was no such interest expense on the Term Loan for the three months ended September 30, 2019 and 2018 or for the nine months ended September 30, 2019.

Nine Months Ended September 30,
2018
Interest payments	$114
Amortization of financing costs	19
Accrual of final and amendment fees	24
Accretion of the Success Fee	17
$174

7.	Common Stock

As of September 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares and 101,929,904 shares of common stock, respectively, with a par value of $0.001 per share.

As of September 30, 2019, the Company had reserved 2,778,812 shares of common stock for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below.  As of December 31, 2018, the Company had reserved 10,690,261 shares of common stock for the conversion of outstanding shares of redeemable convertible preferred stock and accrued dividends thereon, the exercise of outstanding stock options, and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan as shown below (Note 9):

	September 30, 2019	December 31, 2018
Shares of common stock reserved for conversion of Series A preferred stock outstanding	—	2,154,572
Shares of common stock reserved for conversion of Series B preferred stock outstanding	—	3,011,392
Shares of common stock reserved for conversion of Series C preferred stock outstanding	—	4,311,279
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	1,043,992	1,213,018
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	1,579,714	—
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	155,106	—
	2,778,812	10,690,261

8.	Redeemable Convertible Preferred Stock

As of September 30, 2019 and December 31, 2018, under the Company’s certificate of incorporation, the authorized number of shares of redeemable convertible preferred stock was 0 and 86,197,030, respectively. See Note 1 with respect to the Company’s IPO and the conversion of its outstanding redeemable convertible preferred stock into shares of its common stock.

As of September 30, 2019 and December 31, 2018, under the Company’s restated certificate of incorporation effective May 9, 2019, the authorized number of shares of preferred stock was 5,000,000 and 0, respectively.

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

In January 2014, the Company issued 1,680,000 shares of Series A Preferred Stock to eight of the Series A Investors at $1.00 per share, as provided for as Additional Closings under the Series A Extension Purchase Agreement, resulting in proceeds, net of $7 in issuance costs, of $1.7 million. The Company recorded this issuance at its fair value of $1.08 per share, totaling $1.8 million before financing costs, resulting in a discount on this issuance in the amount of $134, which amount was being amortized out of the carrying value of Series A Preferred Stock over the expected redemption period, which was three years from July 14, 2017, the date of the First Tranche Closing of the Series C Preferred Stock Financing (each such term as defined below), or July 14, 2020 (the “Redemption Period”). Such amortization totaled $0 and $1 for the three months ended September 30, 2019 and 2018, respectively, and $7 and $3 for the nine months ended September 30, 2019 and 2018, respectively, which, for the nine months ended September 30, 2019, includes $5 of previously unaccreted discount on issuance at the time of conversion to shares of common stock.

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

On October 30, 2014, TPG exercised its rights described above and purchased under an Additional Closing Agreement (the “Series B Second Closing”) 8,695,652 additional shares of Series B Preferred Stock at $1.15 per share, which consisted of the Series B Milestone Shares and the Additional Series B Shares. This agreement also provided for the Company to sell 869,565 additional shares of Series B Preferred Stock at $1.15 per share to an existing stockholder. The Series B Second Closing resulted in proceeds, net of $19 in issuance costs, of $11.0 million. The Company recorded this issuance at its fair value of $1.10 per share, totaling $10.5 million, net of financing costs, resulting in a premium on this issuance in the amount of $478, which amount was being accreted into the carrying value of the Series B Preferred Stock over the Redemption Period. Such accretion totaled $0 and $5 for the three months ended September 30, 2019 and 2018, respectively, and $31 and $15 for the nine months ended September 30, 2019 and 2018, respectively, which includes $22, for the nine months ended September 30, 2019 of unaccreted premium on issuance at the time of conversion to shares of common stock.

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

As of September 30, 2019, there were no shares of redeemable convertible preferred stock outstanding as a result of the conversion into common stock in connection with the IPO. As of December 31, 2018, redeemable convertible preferred stock consisted of the following (in thousands, except share amounts).

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

Financing costs of approximately $166 that were netted against the proceeds from the 2013 and 2012 Series A Preferred Stock financings were being accreted to Series A Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $0 and $2 in accretion for financing costs for the three months ended September 30, 2019 and 2018, respectively, and $7 and $4 for the nine months ended September 30, 2019 and 2018, respectively, which, for the nine months ended September 30, 2019 includes $5 of previously unaccreted financing costs at the time of the conversion of the Series A Preferred Stock into shares of the Company’s common stock. In addition, the investor rights/obligation that was allocated from proceeds from the Series A Preferred Stock financings of $2.8 million, less $520 representing its fair value on the date of its exercise as noted above, was being accreted over the Redemption Period. The Company recorded $0 and $14 in accretion of investor rights/obligation in the three months ended September 30, 2019 and 2018, respectively, and $84 and $41 for the nine months ended September 30, 2019 and 2018, respectively, which, for the nine months ended September 30, 2019 includes $61 of previously unaccreted investor rights/obligations at the time of the conversion of the Series A Preferred Stock into shares of the Company’s common stock.

Financing costs of approximately $76 that were netted against the proceeds from the 2014 Series B Preferred Stock financings were being accreted to Series B Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $0 and $1 in accretion for financing costs in the three months ended September 30, 2019 and 2018, respectively, and $4 and $2 for the nine months ended September 30, 2019 and 2018, respectively, which, for the nine months ended September 30, 2019 includes $3 of previously unaccreted financing costs at the time of conversion of the Series B Preferred Stock into shares of the Company’s common stock. In addition, the investor rights/obligation that was allocated from proceeds from the Series B Preferred Stock financings of $2.0 million was being accreted over the remaining Redemption Period discussed above. The Company recorded $0 and $19 in accretion of Series B Preferred Stock investor rights/obligation in the three months ended September 30, 2019 and 2018, respectively, and $117 and $57 for the nine months ended September 30, 2019 and 2018, respectively, which, for the nine months ended September 30, 2019 includes $85 of previously unaccreted investor rights/obligations at the time of the conversion of the Series B Preferred Stock into shares of the Company’s common stock.

Financing costs of approximately $379 that were netted against the proceeds from the 2017, 2018 and 2019 Series C Preferred Stock financings were being accreted to Series C Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $0 and $27 in accretion for financing costs in the three months ended September 30, 2019 and 2018, respectively, and $223 and $79 for the nine months ended September 30, 2019 and 2018, respectively, which, for the nine months ended September 30, 2019 includes $164 of previously unaccreted financing costs at the time of conversion of the Series C Preferred Stock into shares of the Company’s common stock.

Optional Conversion

Each holder of Series A, Series B or Series C Preferred Stock was able to convert any or all of such holder’s redeemable convertible preferred stock into common stock at any time. Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was convertible into such number of shares of common stock as determined by dividing the original issue price of such series by the conversion price for such series in effect at the time of conversion. As of December 31, 2018, each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was convertible into common stock at a one-to-one conversion ratio. As of September 30, 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares in connection with the IPO.

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

Mandatory Conversion

Upon the closing of a qualified public offering of common stock, as defined in the Company’s certificate of incorporation, or approval of (i) the holders of at least 60% of the Series A Preferred Stock then outstanding, voting separately as a class, (ii) the holders of at least 60% of the Series B Preferred Stock then outstanding, voting separately as a class and (iii) the holders of at least 66 2/3% of the Series C Preferred Stock then outstanding, voting separately as a class, all outstanding shares of redeemable convertible preferred stock would have automatically converted into common stock at the then-applicable conversion rate for such shares. At September 30, 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares at a one-for-9.5 conversion ratio, in connection with the IPO.

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

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options vest over four years based on varying vesting schedules including: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. As of September 30, 2019, options to purchase 650,918 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of September 30, 2019 and December 31, 2018, respectively, options to purchase 1,043,992 and 1,077,148 shares of common stock were granted and outstanding, net of cancelations, under the 2012 Plan.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

During the nine months ended September 30, 2018, options to purchase 244,665 shares of the Company’s common stock were granted under the 2012 Plan.

During the nine months ended September 30, 2018, options granted under the 2012 Plan were exercised for 5,679 shares of common stock.

During the nine months ended September 30, 2018, no options granted under the 2012 Plan were forfeited.

During the nine months ended September 30, 2018, no options granted under the 2012 Plan expired.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the nine months ended September 30, 2019 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	1,077,148	$3.90	7.8	$5,857
Granted	674,602	$10.03
Forfeited	(35,745)	$7.67
Expired	(6,359)	$3.08
Exercised	(14,736)	$2.60
Outstanding as of September 30, 2019	1,694,910	$6.26	8.0	$1,456
Options exercisable as of September 30, 2019	654,868	$3.06	6.2	$1,191
Options unvested as of September 30, 2019	1,040,042	$8.27	8.3	$265

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan and the 2019 Plan recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$45	$26	$97	$101
General and administrative expense	326	95	657	210
	$371	$121	$754	$311

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which  became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.  As of September 30, 2019, there has been no activity under the 2019 ESPP.

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

During the three and nine months ended September 30, 2019 and 2018, the Company maintained a full valuation allowance on deferred tax assets. Therefore, the Company has not recorded a provision for income taxes.

11.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(7,365)	$(5,654)	$(19,513)	$(14,563)
Plus: Dividends accrued on redeemable convertible preferred stock	—	(96)	1,535	274
Plus: Accretion of redeemable convertible preferred stock	—	(1,362)	(2,239)	(3,935)
Adjusted net loss attributable to common stockholders	$(7,365)	$(7,112)	$(20,217)	$(18,224)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	17,834,570	438,606	9,680,512	437,274
Basic and diluted net loss per common share outstanding	$(0.41)	$(16.22)	$(2.09)	$(41.68)

Accretion and dividends included in the table above were calculated through the IPO date.

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of September 30, 2019 and 2018, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2019	2018
Series A redeemable convertible preferred stock	—	15,387,923
Series B redeemable convertible preferred stock	—	22,608,695
Series C redeemable convertible preferred stock	—	38,097,672
Outstanding stock options	1,694,910	1,082,411
	1,694,910	77,176,701

12.	Collaborative and Licensing Agreements

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

We are conducting a Phase 2b/3 clinical trial of nalbuphine ER, which we refer to as the PRISM trial, in patients with severe pruritus associated with prurigo nodularis, or PN. The PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of nalbuphine ER in approximately 240 patients in the United States and Europe. To date, we have enrolled approximately 30% of the target number of patients. The pace of enrollment has been slower than anticipated primarily due to competition from other clinical trials and slower than planned site start-ups in Europe. We expect to report top-line data from the 14-week blinded treatment period of the PRISM trial in the second half of 2020. Additionally, the protocol for the PRISM trial provides for a sample size re-estimation analysis once 50% of the patients in the trial are evaluable for the primary endpoint. We expect the re-estimation analysis will occur in mid-2020.

We are also conducting a Phase 2 clinical trial of nalbuphine ER for chronic cough in patients with IPF. This Phase 2 clinical trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of nalbuphine ER for chronic cough in up to 56 patients with IPF in the United Kingdom. Patient enrollment is underway and we expect to activate all remaining clinical sites by year end. We expect to complete enrollment in the first half of 2020 and report top-line data from the trial in the second half of 2020.

In addition, we are conducting a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of nalbuphine ER in this population. This trial was designed as an open label, non-randomized, parallel-group, single and multiple ascending dose pharmacokinetic trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild and moderate hepatic impairment and there were no serious adverse events reported in the trial.  After reviewing the safety and PK data generated to date in the single ascending dose portion of the trial, we believe that these data are sufficient to support further investigation of nalbuphine ER in potential future safety and efficacy studies in patients with relevant liver diseases. We intend to start planning for a Phase 2 trial of nalbuphine ER in patients with pruritus associated with primary biliary cholangitis, or PBC. In addition, we intend to use the data from the hepatic impairment study to support a new drug application, or NDA, submission for nalbuphine ER for pruritus in PN.

We have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease and plan to submit an Investigational New Drug, or IND, application to the FDA in the upcoming months.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of nalbuphine ER. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2019, we had an accumulated deficit of $107.7 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

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

As of September 30, 2019, we had cash and cash equivalents of $63.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of the first quarter of 2021. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance nalbuphine ER through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis, the additional Phase 3 clinical trial we will be required to conduct to support the submission of an NDA to the United States Food and Drug Administration, or FDA, for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the development and validation of our commercial manufacturing process for nalbuphine ER and other development activities, including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. Furthermore,  we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

We expect our research and development expenses to increase over the next few years as we pursue our development program, pursue regulatory approval of nalbuphine ER in the United States and Europe and prepare for a possible commercial launch of nalbuphine ER. Predicting the timing or the cost to conduct our nalbuphine ER development program and prepare for a possible commercial launch of nalbuphine ER is difficult and delays may occur because of many factors including factors outside of our control such as the sample size re-estimation. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if nalbuphine ER will receive regulatory approval in the United States or elsewhere with any certainty.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$5,650	$3,747	$1,903
General and administrative	2,000	1,210	790
Total operating expenses	7,650	4,957	2,693
Loss from operations	(7,650)	(4,957)	(2,693)
Other income (expense):
Change in fair value of Series C redeemable convertible preferred stock liability	—	(702)	702
Change in fair value of obligation for loan success fee	—	(47)	47
Interest income	280	27	253
Total other income (expense), net	280	(722)	1,002
Loss before income tax benefit	(7,370)	(5,679)	(1,691)
Income tax benefit	5	25	(20)
Net loss	$(7,365)	$(5,654)	$(1,711)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019	2018
Clinical development expenses	$4,546	$2,866
Personnel and related expenses	531	496
Consulting expenses and professional fees	421	305
Stock-based compensation expenses	45	26
Other research and development expenses	107	54
Total research and development expenses	$5,650	$3,747

Research and development expenses for the three months ended September 30, 2019 increased to $5.6 million from $3.7 million for the corresponding period in 2018. The increase was primarily due to a $1.7 million increase in clinical development expenses primarily related to increased activity in several clinical trials including our Phase 2b/3 PRISM trial, our Phase 2 trial in chronic cough in patients with IPF and our Phase 1b trial in patients with chronic liver disease. For the periods presented, all of our research and development expenses related to our development activity for nalbuphine ER.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 increased to $2.0 million from $1.2 million for the corresponding period in 2018. The increase was primarily due to an increase in expenses related to being a public company of $0.4 million and an increase in personnel and stock-based compensation expenses of $0.2 million resulting from the issuance of new stock option grants upon the IPO and from our expanded operations.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2019 increased to other income, net of $0.3 million from other (expense), net of $0.7 million for the corresponding period in 2018. The increase primarily reflects the change in fair value of our liability during the three months ended September 30, 2018 for the shares of Series C preferred stock purchasable in the second and third tranches of our Series C preferred stock financing as well as increased interest income of $0.3 million in the three months ended September 30, 2019 due to our larger cash balance following our IPO in May 2019.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$14,516	$9,549	$4,967
General and administrative	5,363	2,930	2,433
Total operating expenses	19,879	12,479	7,400
Loss from operations	(19,879)	(12,479)	(7,400)
Other income (expense):
Change in fair value of Series C redeemable convertible preferred stock liability	—	(1,968)	1,968
Change in fair value of obligation for loan success fee	(215)	(127)	(88)
Interest income	567	110	457
Interest expense	—	(174)	174
Total other income (expense), net	352	(2,159)	2,511
Loss before income tax benefit	(19,527)	(14,638)	(4,889)
Income tax benefit	14	75	(61)
Net loss	$(19,513)	$(14,563)	$(4,950)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Clinical development expenses	$11,659	$7,127
Personnel and related expenses	1,694	1,487
Consulting expenses and professional fees	852	700
Stock-based compensation expenses	97	101
Other research and development expenses	214	134
Total research and development expenses	$14,516	$9,549

Research and development expenses for the nine months ended September 30, 2019 increased to $14.5 million from $9.5 million for the corresponding period in 2018. The increase was primarily due to a $4.5 million increase in clinical development expenses primarily related to increased activities in several clinical trials including our Phase 2b/3 PRISM trial, our Phase 2 trial in chronic cough in patients with IPF and our Phase 1b trial in patients with chronic liver disease. In addition, personnel and related expenses increased by $0.2 million as a result of an increase in our employee headcount, and consulting expenses and professional fees increased by $0.2 million as a result of our increased clinical trial activity. For the periods presented, all of our research and development expenses relate to our development activity for nalbuphine ER.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 increased to $5.4 million from $2.9 million for the corresponding period in 2018. The increase was primarily due to an increase in personnel and stock-based compensation expenses of $1.2 million, which we incurred from the issuance of new stock option grants upon the IPO and from expanded operations, an increase in expenses related to being a public company of $0.7 million and an increase in consulting expenses and professional fees of $0.3 million.

Other Income (Expense), Net

Other income (expense), net for nine months ended September 30, 2019 increased to other income, net of $0.4 million from other (expense), net of $2.2 million for the corresponding period in 2018. The increase primarily reflects the change in fair value of our liability during the nine months ended September 30, 2018 for the shares of Series C preferred stock purchasable in the second and third tranches of our Series C preferred stock financing as well as increased interest income of $0.5 million due to our larger cash balance following our IPO in May 2019.

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

As of September 30, 2019, we had cash and cash equivalents of $63.5 million. Our cash and cash equivalents are primarily held in money market accounts.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(16,891)	$(13,557)
Net cash used in investing activities	(9)	(66)
Net cash provided by financing activities	73,213	5,137
Net cash increase (decrease)	$56,313	$(8,486)

Operating Activities

During the nine months ended September 30, 2019, operating activities used $16.9 million of cash, resulting from our net loss of  $19.5 million, partially offset by changes in our operating assets and liabilities of $1.6 million and non-cash charges of $1.0 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $2.4 million increase in accrued expenses, a $0.4 million increase in prepaid expenses and a $0.3 million decrease in accounts payable. The increase in accrued expenses was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial in prurigo nodularis, our Phase 2 trial for chronic cough in IPF and our phase 1b trial in patients with chronic liver disease.  The decrease in accounts payable was primarily due to timing of vendor invoices. The increase in prepaid expenses was primarily due to prepayments of our insurance policies partially offset by a decrease in prepayments of $0.4 million related to our human abuse liability, or HAL, study. The non-cash charges for nine months ended September 30, 2019 consisted primarily of stock-based compensation expense of $0.8 million and changes in fair value of the Success Fee of $0.2 million.

During the nine months ended September 30, 2018, operating activities used $13.6 million of cash, resulting from our net loss of $14.6 million and changes in our operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $2.5 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $1.5 million increase in prepaid expenses.  The increase in prepaid expenses was primarily due to increases in prepayments under our ongoing research, development and clinical trial work performed by our CROs. The non-cash charges for the nine months ended September 30, 2018 consisted primarily of a $2.0 million expense related to the change in fair value of our Series C redeemable convertible preferred stock liability and stock-based compensation expense of $0.3 million.

Investing Activities

During the nine months ended September 30, 2019 and the nine months ended September 30, 2018, we used an insignificant amount of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $73.2 million, primarily consisting of  cash proceeds, net of underwriting discounts and commissions and placement agent fees, of $65.1 million from our IPO and concurrent private placement, and $10.0 million from our sales of shares of Series C preferred stock in the third tranche of our Series C preferred stock financing in January 2019, partially offset by costs relating to our IPO of $1.2 million and payment of the $0.7 million Success Fee.

During the nine months ended September 30, 2018, net cash provided by financing activities was $5.1 million, primarily consisting of net cash proceeds of $10.5 million from our sales of shares of Series C preferred stock in the second tranche of our Series C preferred stock financing in August 2018, partially offset by repayments of $4.8 million on the Term Loan and $0.5 million of final fees on the Term Loan.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance nalbuphine ER through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, the additional Phase 3 clinical trial we will need to conduct to support the submission of an NDA to the FDA and a marketing authorization application to the European Medicines Agency for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the costs of commercialization activities, including manufacturing capabilities, for nalbuphine ER and other development activities including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. Furthermore,  we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of nalbuphine ER, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, including the results of the sample size re-estimation for our ongoing Phase 2b/3 PRISM trial that we expect will take place in mid-2020 as well as the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for other serious neurologically mediated conditions, as well as any future product candidates;

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of the first quarter of 2021.

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) on May 8, 2019 and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We adopted this new guidance as of January 1, 2019, which included an assessment of the impact of the new guidance on the condensed consolidated financial statements. We utilized the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. We elected to use the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts were or contained leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We used the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The adoption of this standard resulted in the recognition of a right-of-use asset of $379 and related lease liabilities of $424 related to our operating lease commitments on the Condensed Consolidated Balance Sheet as of January 1, 2019 (Note 4).  The impact of adoption of the new leasing standard did not have a material impact on the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2019.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2018 included in the final prospectus for our IPO, which could be expected to materially impact our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $19.5 million, $20.5 million and $12.9 million for the nine months ended September 30, 2019, the year ended December 31, 2018 and the year ended December 31, 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $107.7 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through our initial public offering and private placements of our convertible preferred stock prior to our initial public offering. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate nalbuphine ER and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials of nalbuphine ER, including our ongoing Phase 2b/3 trial of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, which we refer to as our PRISM trial, and our other ongoing clinical trials of nalbuphine ER in other serious neurologically mediated conditions;

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

•	complete any post-approval commitments, including a pediatric development plan;
•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of nalbuphine ER or any future product candidate for clinical development and, potentially, commercialization;
•	acquire or in-license rights to other potential product candidates or technologies;
•	initiate and conduct research, preclinical and clinical development efforts for any future product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, regulatory and scientific personnel;
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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2019 and in the years ended December 31, 2018 and 2017, we used net cash of $16.9 million, $18.3 million and $8.0 million, respectively, in our operating activities, substantially all of which related to development activities for nalbuphine ER. As of September 30, 2019, our cash and cash equivalents were $63.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of nalbuphine ER, including our ongoing PRISM trial and the additional Phase 3 clinical trial we will need to conduct for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for nalbuphine ER or any future product candidate that successfully completes clinical trials, if any. In addition, if we obtain marketing approval for nalbuphine ER or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize nalbuphine ER in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

We plan to use our existing cash and cash equivalents, to fund the development of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, to fund the development of nalbuphine ER for other serious neurologically mediated conditions and for working capital and other general corporate purposes. We will be required to expend significant funds in order to advance the development of nalbuphine ER in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash and cash equivalents will not be sufficient to complete development of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of the first quarter of 2021. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, including the results of the sample size re-estimation for our ongoing Phase 2b/3 PRISM trial that we expect will take place in mid-2020 as well as the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for other serious neurologically mediated conditions, as well as any future product candidates;

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

•

we may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, insufficient efficacy at any planned statistical re-estimations, or other unexpected characteristics of a product candidate;

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

Under the protocol for our ongoing Phase 2b/3 PRISM trial, once 50% of the patients are evaluable for the primary efficacy endpoint, an unblinded statistician for the trial will review the appropriate data, perform a sample size re-estimation and advise us on whether we should increase the number of patients in the trial or if we should stop the trial due to insufficient efficacy. If we determine to increase the number of patients in the trial based on the re-estimation, the costs of the trial may increase, the results of the trial may be delayed, and we may need to raise additional funds or divert resources from and delay our other programs to complete the trial.

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

If nalbuphine ER is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is a prescription medicine approved for atopic dermatitis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that nalbuphine ER might compete with product candidates currently in clinical development in this indication, including serlopitant, an oral neurokinin-1 receptor antagonist being developed by Menlo Therapeutics that is in Phase 3 clinical trials; nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; and KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and nalbuphine ER, if approved for the treatment of pruritus associated with prurigo nodularis could face competition from these product candidates, including tradipitant, an oral neurokinin-1 receptor antagonist being developed by Vanda Pharmaceuticals that is in Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis.

If nalbuphine ER is approved for the treatment of pruritus associated with primary biliary cholangitis, or PBC, we expect that it would compete with a number of therapeutics that are used off-label to treat pruritus associated with chronic liver disease, including PBC, which may include bile acid sequestrants, such as cholestyramine, which are used off-label and generally as first-line therapy, although they typically provide only modest relief. Cholestyramine is marketed as Questran in the United States and as Colestyr, Efensol, Ipocol, Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various other countries. Treatment of pruritus associated with chronic liver disease, including PBC, may also include second-line therapies such as the antibiotic rifampicin, naltrexone, the anti-depressant sertraline, as well as phototherapy and drugs such as gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain. We also expect that nalbuphine ER might compete with product candidates currently in clinical development in this indication, including Korsuva (difelikefalin), an orally administered κ-opioid receptor agonist being developed by Cara Therapeutics, and linerixibat, an ileal bile acid transporter inhibitor being developed by GlaxoSmithKline, both of which are in Phase 2 clinical trials for pruritus associated with PBC. In addition, it is possible that therapies to reduce chronic liver disease, such as ursodeoxycholic acid, which is approved for the treatment of PBC, could reduce the need for therapies to treat pruritus associated with chronic liver disease, including PBC.

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

If nalbuphine ER is approved for the treatment of levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease, we expect that it would compete with Gocovri, and Osmolex, both extended release capsule formulation of amantadine marketed respectively by Adamas Pharmaceuticals and Osmotica, and expect that it might also compete with other product candidates currently in development for the treatment of LID by companies including Lundbeck, Addex Therapeutics and IRLAB Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of Parkinson’s disease by companies could, if approved, reduce the need for therapies to treat LID.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to January 31, 2020 to allow the parties time to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the U.K. Parliament approves such a withdrawal, however reaching consensus in the U.K. Parliament with respect to Brexit has proven to be extremely difficult to date. The future effects of Brexit remain uncertain and will depend on the terms upon which the United Kingdom withdraws from the European Union. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of nalbuphine ER or any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

If our clinical trials are successful, we intend to seek approval to market nalbuphine ER for the treatment of pruritus associated with prurigo nodularis. If we obtain regulatory approval to market nalbuphine ER with an indication statement for the treatment of pruritus associated with prurigo nodularis, we expect to be prohibited from marketing nalbuphine ER using any promotional claims relating to treatment of pruritus generally. Marketing of nalbuphine ER may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

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

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current presidential administration has pressed for further drug price control measures to be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Any proposed measures will require authorization through additional legislation to become effective, and Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. It is unclear, however, whether the Congress and administration will be able to reach agreement on any such measures in the foreseeable future.

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

As of September 30, 2019, we had 16 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and regulatory affairs. In addition, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of nalbuphine ER for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

All of the lock-up agreements entered into between our officers, directors, employees and stockholders and the representatives of our initial public offering expired on November 3, 2019. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified limitations and conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In May 2019, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If these additional shares are sold, or if it is perceived in the market that they will be sold, in the public market, the trading price of our common stock could decline.

Ownership of our common stock is concentrated among our executive officers and directors and their affiliates who have significant influence over our business and may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors and their affiliates, in the aggregate, beneficially own shares representing approximately 72.8% of our common stock as of November 14, 2019. As a result, our executive officers, directors and their affiliates acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer, other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or by-laws or governed by the internal affairs doctrine. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in the United States federal courts or any other claim for which United States federal courts have exclusive jurisdiction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell or issue any equity securities during the three months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

As of September 30, 2019, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Trevi Therapeutics, Inc. Executive Separation Benefits and Retention Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 24, 2019)

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

TREVI THERAPEUTICS, INC.

Date: November 14, 2019	By:	/s/ Christopher Seiter
Christopher Seiter

Chief Financial Officer (Principal Financial Officer)