Form 10-Q
period 2020-03-31
Trevi Therapeutics, Inc.
filed 2020-05-07
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 17,834,570 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues and profitability, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,”  “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” “could,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the impact of the COVID-19 pandemic on our clinical trials, business and operations;
•	our ongoing clinical trials, including our Phase 2b/3 PRISM trial of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis;
•	our plans to develop and, if approved, subsequently commercialize nalbuphine ER for the treatment of pruritus associated with prurigo nodularis or for other serious neurologically mediated conditions;
•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for, and to obtain and maintain regulatory approvals for nalbuphine ER;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our ability to establish and maintain collaborations or obtain additional funding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$52,640	$57,313
Tax credit and other receivables	125	558
Prepaid expenses	1,055	1,681
Total current assets	53,820	59,552
Operating lease right-of-use asset	292	312
Security deposit	19	19
Property, equipment and leasehold improvements, net	107	118
Total assets	$54,238	$60,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,193	$1,599
Accrued expenses	4,911	3,501
Operating lease liability - current portion	102	99
Total current liabilities	7,206	5,199
Operating lease liability - long term portion	230	257
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; and 17,834,570 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	18	18
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; no shares issued or outstanding at March 31, 2020 or December 31, 2019.	—	—
Additional paid-in capital	169,476	168,746
Accumulated deficit	(122,692)	(114,219)
Total stockholders’ equity	46,802	54,545
Total liabilities and stockholders’ equity	$54,238	$60,001

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$6,019	$3,338
General and administrative	2,620	1,474
Total operating expenses	8,639	4,812
Loss from operations	(8,639)	(4,812)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(52)
Interest income	157	58
Total other income (expense), net	157	6
Loss before income tax benefit	(8,482)	(4,806)
Income tax benefit	9	4
Net loss	$(8,473)	$(4,802)
Accretion of redeemable convertible preferred stock	—	203
Dividends accrued on redeemable convertible preferred stock	—	(1,553)
Adjusted net loss attributable to common stockholders	$(8,473)	$(6,152)
Basic and diluted net loss per common share outstanding	$(0.48)	$(13.85)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	17,834,570	444,132

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2018	15,387,923	$21,033	22,608,695	$33,686	38,097,672	$61,023	438,600	$4	$—	$(109,498)	$(109,494)
Stock-based compensation	—	—	—	—	—	—	—	—	146	—	146
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	7,894	—	24	—	24
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	6,849,315	11,059	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	—	228	—	384	—	941	—	—	(170)	(1,383)	(1,553)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(1)	—	5	—	—	—	—	—	(4)	(4)
Accretion of discount on investor rights/obligation	—	14	—	20	—	—	—	—		(34)	(34)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(106)	—	(153)	—	(19)	—	—	—	278	278
Accretion of issuance costs on redeemable convertible preferred stock	—	1	—	1	—	35	—	—		(37)	(37)
Net loss	—	—	—	—	—	—	—	—	—	(4,802)	(4,802)
Balance at March 31, 2019	15,387,923	$21,169	22,608,695	$33,943	44,946,987	$73,039	446,494	$4	$—	$(115,480)	$(115,476)

Balance at December 31, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	—	—	—	—	—	—	730	—	730
Net loss	—	—	—	—	—	—	—	—	—	(8,473)	(8,473)
Balance at March 31, 2020	—	$—	—	$—	—	$—	17,834,570	$18	$169,476	$(122,692)	$46,802

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(8,473)	$(4,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	9
Changes in fair value of obligation for loan success fee	—	52
Stock-based compensation	730	146
Changes in operating assets and liabilities:
Receivables	433	34
Prepaid expenses	626	(230)
Accounts payable	594	(185)
Accrued expenses	1,407	880
Net cash used in operating activities	(4,673)	(4,096)
Investing activities
Acquisitions of property, equipment and leasehold improvements	—	(9)
Net cash used in investing activities	—	(9)
Financing activities
Proceeds from exercises of stock options		24
Proceeds from sale of Series C redeemable convertible preferred stock, net of issuance costs	—	9,963
Deferred offering costs	—	(138)
Net cash provided by financing activities	—	9,849
Net cash increase (decrease)	(4,673)	5,744
Cash and cash equivalents at beginning of period	57,313	7,202
Cash and cash equivalents at end of period	$52,640	$12,946
Supplemental disclosure of non-cash financing activities
Deferred offering costs	$—	$(214)
Dividends accrued on redeemable convertible preferred stock	$—	$1,553
Accretion on redeemable convertible preferred stock	$—	$(203)

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.  Since inception, the Company has financed its operations primarily through private placements of its redeemable convertible preferred stock and convertible notes as well as borrowings under a term loan facility, and most recently, with proceeds from the IPO and concurrent private placement completed in May 2019.  The Company has incurred recurring losses since inception, including net losses attributable to the Company of $8.5 million for three months ended March 31, 2020 and $26.1 million for the year ended December 31, 2019.  In addition, as of March 31, 2020, the Company had an accumulated deficit of $122.7 million. The Company expects to continue to generate operating losses for the foreseeable future. As of May 7, 2020, the issuance date of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents of $52.6 million as of March 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information.  Certain information and footnote disclosure typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair presentation of the Company’s interim financial statements presented.  The results of operations for the interim periods are not necessarily indicative of the results expected for the full year or any subsequent period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to March 31, 2020 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2020, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 and 2019, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim period, or any future year or period.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses and obligation for loan success fee (Note 6). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short term nature of those instruments.

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

There were no fair value financial assets or liabilities as of March 31, 2020.

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

Financial liabilities
Beginning balance at January 1, 2019(1)	$1,556
Unrealized loss on Series C redeemable convertible preferred stock liability	—
Unrealized loss on obligation for loan success fee	215
Net settlements(2)	(1,771)
Ending balance at December 31, 2019	$—

(1)

The balance at January 1, 2019 relates to the $460 obligation for the loan success fee and the $1,096 fair value of the Series C redeemable convertible preferred stock liability at the time of the third tranche of the Series C Preferred Stock financing in January 2019.

(2)

The net settlements for the year ended December 31, 2019 relate to the $1,096 fair value of the Series C redeemable convertible preferred stock liability at the time of the third tranche of the Series C Preferred Stock financing in January 2019 and the payment of the $675 obligation for the loan success fee in May 2019.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses.  The Company’s IPO was completed in May 2019 and IPO costs incurred in 2019 were recorded as a reduction to stockholders’ equity (deficit). As a result, as of March 31, 2020 and December 31, 2019, the Company did not have any deferred offering costs.

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

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K, which could be expected to materially impact the Company’s unaudited Condensed Consolidated Financial Statements.

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	As of March 31, 2020	As of December 31, 2019
Prepaid R&D payments	$770	$1,113
Prepaid corporate insurance	151	491
Other	134	77
	$1,055	$1,681

4.	Leases

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

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease.  As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, which is updated periodically, based on information available at the commencement date of the lease to determine the present value of the lease payments.  The incremental borrowing rate used on existing leases as of March 31, 2020 was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight line basis over the lease term.  The Company had no new leases during the three months ended March 31, 2020.

The Company’s operating leases consist of real estate and equipment, and have remaining terms ranging from approximately 1 to 4 years. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheet:

	As of March 31, 2020	As of December 31, 2019
Assets:
Operating lease right-of-use asset	$292	$312
Liabilities:
Operating lease liabilities, current portion	102	99
Operating lease liabilities, long term portion	230	257
Total operating lease liabilities	$332	$356

Future minimum lease payments under the operating leases are as follows as of March 31, 2020:

As of March 31, 2020
2020	$104
2021	138
2022	131
2023	24
Total lease payments	397
Less: imputed discount rate	(65)
Carrying value of operating lease liabilities	$332

Lease expense under operating leases, including leases of office equipment, was $34 and $31 for the three months ended March 31, 2020 and 2019, respectively. Lease payments made in the three months ended March 31, 2020 and 2019 were $45 and $35, respectively, with such amounts reflected in the Condensed Consolidated Statement of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2020	As of December 31, 2019
Accrued research projects	$3,736	$2,084
Accrued professional fees	388	338
Accrued compensation and benefits	565	776
Other	222	303
	$4,911	$3,501

6.	Term Loan Payable

On December 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital, Ltd. (“Solar”) and Square 1 Bank (“Square 1”), together (the “Lenders”), which provided $15.0 million in debt financing (the “Term Loan”).  On June 29, 2018, the maturity date of the Loan Agreement, the Company made its final payments of principal and interest due to the Lenders in connection with the Term Loan, as well as $450 in full payment of the final fee and $82 in full payment of the amendment fee. As a result, there were no outstanding borrowings under the Term Loan as of March 31, 2020 or December 31, 2019, and the Company’s obligations to the Lenders under the Loan Agreement, other than the obligations under the Success Fee Agreement as described below, were terminated.

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

The Success Fee Agreement represented a free-standing financial instrument. Accordingly, the Company accounted for the Success Fee provision as a derivative under ASC 815, Derivatives and Hedging, and therefore recorded an obligation for the Success Fee at its fair value on the closing date of each advance under the Loan Agreement. Upon recording such obligations for the Success Fee, the Company also recorded an offsetting loan discount, which was accreted to interest expense in the Company’s Statements of Operations through the Term Loan’s maturity date. The Company adjusted these liabilities for the Success Fee to fair value at each reporting date they remained outstanding. As discussed above, the Success Fee was paid in May 2019; and therefore, the total fair value of the Success Fee liabilities was $0 at March 31, 2020. The total fair value of these liabilities was determined to be $512 at March 31, 2019. The Company recorded non-cash charges in the amount of $0 and $52 for the three months ended March 31, 2020 and 2019, respectively, representing the changes in the fair value of these liabilities since their last measurement date. The fair values of the obligation for the Success Fee were estimated utilizing a probability-weighted income approach, including variables for the timing of the success event and other probability estimates. The non-cash charges are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

7.	Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, respectively, with a par value of $0.001 per share.

As of March 31, 2020 and December 31, 2019, the Company had reserved 3,670,540 shares and 2,778,812 shares of common stock, respectively, for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below (Note 8):

	March 31, 2020	December 31, 2019
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	1,043,992	1,043,992
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	2,293,097	1,579,714
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	333,451	155,106
	3,670,540	2,778,812

8.	Stock-Based Awards

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

As of March 31, 2020, awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), as amended that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 713,383 shares, equal to 4% of the Company’s then-outstanding Common Stock, effective as of January 1, 2020.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The Company’s board of directors administers the 2012 Plan. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers and directors, as well as non-employee/consultants and advisors to the Company.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options vest over four years based on varying vesting schedules including: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. As of March 31, 2020 and December 31, 2019, respectively, options to purchase 1,161,543 shares and 631,234 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of March 31, 2020 and December 31, 2019, respectively, options to purchase 1,043,992 shares of common stock were granted and outstanding, net of cancelations, under the 2012 Plan.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

During the three months ended March 31, 2019, no stock options were granted.

During the three months ended March 31, 2019, options granted were exercised for 7,894 shares of common stock.

During the three months ended March 31, 2019, stock options to purchase 10,197 shares of the Company’s common stock were forfeited.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the three months ended March 31, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	1,675,226	$6.20	7.8	$864
Granted	530,309	$5.50
Forfeited	—	$—
Expired	—	$—
Exercised	—	$—
Outstanding as of March 31, 2020	2,205,535	$6.03	8.1	$512
Options exercisable as of March 31, 2020	742,947	$3.34	6.0	$502
Options unvested as of March 31, 2020	1,462,588	$7.40	9.2	$10

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan and the 2019 Plan recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Research and development expense	$93	$22
General and administrative expense	637	124
	$730	$146

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.  As of March 31, 2020, there has been no activity under the 2019 ESPP.

As of March 31, 2020, the number of shares of the Company’s common stock that has been reserved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The number of shares of the Company’s common stock reserved for issuance under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 178,345 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2020.

All of the Company’s employees are eligible to participate in the 2019 ESPP, provided that:

•	such person is customarily employed by the Company for more than 20 hours a week and for more than five months in a calendar year;
•	such person has been employed by the Company for at least three months prior to enrolling in the 2019 ESPP; and
•	such person was an employee of the Company on the first day of the applicable offering period under the 2019 ESPP.

9.	Income Taxes

During the three months ended March 31, 2020 and 2019, the Company maintained a full valuation allowance on deferred tax assets. Therefore, the Company has not recorded a provision for income taxes.

10.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2020	2019
Net loss	$(8,473)	$(4,802)
Plus: Accretion of redeemable convertible preferred stock	—	203
Plus: Dividends accrued on redeemable convertible preferred stock	—	(1,553)
Adjusted net loss attributable to common stockholders	$(8,473)	$(6,152)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	17,834,570	444,132
Basic and diluted net loss per common share outstanding	$(0.48)	$(13.85)

Accretion and dividends included in the table above were calculated through the IPO date.

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of March 31, 2020 and 2019, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of March 31,
	2020	2019
Series A redeemable convertible preferred stock	—	15,387,923
Series B redeemable convertible preferred stock	—	22,608,695
Series C redeemable convertible preferred stock	—	44,946,987
Outstanding stock options	2,205,535	1,059,057
	2,205,535	84,002,662

11.	Collaborative and Licensing Agreements

The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy.

Endo Pharmaceuticals Inc.

In May 2011, the Company entered into an agreement with Penwest Pharmaceuticals Co. (“Penwest”) (subsequently merged into its parent, Endo Pharmaceuticals Inc. (“Endo”)) for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Penwest to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended release formulation such as nalbuphine ER, in all fields and for any use.

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

12.	Commitments and Contingencies

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

The Company also has commitments under lease and licensing agreements (Note 4 and Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 16, 2020. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,”  “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” “could,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

We are conducting a Phase 2b/3 clinical trial of nalbuphine ER, which we refer to as the PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of nalbuphine ER in approximately 240 patients in the United States and Europe. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic with new patient screening and most patient enrollment temporarily halted. Patient screening restrictions have been lifted in the United States and are in the process of being lifted in Europe. We expect many of our sites will restart patient screening and enrollment throughout May and June 2020. The protocol for the PRISM trial provides for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial are evaluable for the primary endpoint. In light of the pandemic-related delays, we have decided to conduct the SSRE analysis once approximately 45% of the patients in the trial are evaluable for the primary endpoint.  We have enrolled all the patients that will be included in the SSRE and will conduct the SSRE analysis once the last of these patients has completed the 14-week blinded treatment period. We expect the SSRE analysis will occur in mid-2020. We plan to provide updated guidance on our expected timing to report top-line data from the 14-week blinded treatment period of the PRISM trial when we report the results of the SSRE analysis in mid-2020 based on the results of the SSRE analysis and our progress in restarting patient screening and enrollment related to COVID-19.

We are also conducting a Phase 2 clinical trial of nalbuphine ER for chronic cough in patients with IPF. This Phase 2 clinical trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of nalbuphine ER for chronic cough in up to 56 patients with IPF in the United Kingdom. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients our clinical sites halted their enrollment and treatment of patients in this trial. We believe that enrollment may restart in the second half of 2020 and plan to provide guidance on the expected timing of top-line data from the trial in the second half of 2020.

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

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of nalbuphine ER. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2020, we had an accumulated deficit of $122.7 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

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

As of March 31, 2020, we had cash and cash equivalents of $52.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance nalbuphine ER through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis, the additional Phase 3 clinical trial we will be required to conduct to support the submission of an NDA to the United States Food and Drug Administration, or FDA, for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the development and validation of our commercial manufacturing process for nalbuphine ER and other development activities, including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. In addition, we may incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

We expect our research and development expenses to increase over the next few years as we pursue our development program, pursue regulatory approval of nalbuphine ER in the United States and Europe and prepare for a possible commercial launch of nalbuphine ER. Predicting the timing or the cost to conduct our nalbuphine ER development program and prepare for a possible commercial launch of nalbuphine ER is difficult and delays may occur because of many factors including factors outside of our control such as the sample size re-estimation for our PRISM trial. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment, whether as a result of the COVID-19 pandemic or otherwise, in any of our clinical trials, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if nalbuphine ER will receive regulatory approval in the United States or elsewhere with any certainty.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$6,019	$3,338	$2,681
General and administrative	2,620	1,474	1,146
Total operating expenses	8,639	4,812	3,827
Loss from operations	(8,639)	(4,812)	(3,827)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(52)	52
Interest income	157	58	99
Total other income (expense), net	157	6	151
Loss before income tax benefit	(8,482)	(4,806)	(3,676)
Income tax benefit	9	4	5
Net loss	$(8,473)	$(4,802)	$(3,671)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Clinical development expenses	$4,956	$2,500
Personnel and related expenses	694	589
Consulting expenses and professional fees	234	157
Stock-based compensation expenses	93	22
Other research and development expenses	42	70
Total research and development expenses	$6,019	$3,338

Research and development expenses for the three months ended March 31, 2020 increased to $6.0 million from $3.3 million for the corresponding period in 2019. The increase was primarily due to a $2.5 million increase in clinical development expenses primarily related to increased activity in our Phase 2b/3 PRISM trial and our Phase 2 trial in chronic cough in patients with IPF as well as an increase in expenses related to the purchase of clinical trial supplies. In addition, personnel and related expenses increased by $0.2 million as a result of an increase in our employee headcount. For the periods presented, all of our research and development expenses related to our development activity for nalbuphine ER.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 increased to $2.6 million from $1.5 million for the corresponding period in 2019. The increase was primarily due to an increase in stock-based compensation expenses of $0.6 million, which we incurred from the issuance of new stock option grants in the second quarter of 2019 upon the IPO and in the first quarter of 2020, an increase in expenses related to being a public company of $0.4 million and an increase in consulting expenses and professional fees of $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2020 increased to other income, net of $0.2 million from other income, net of $6 thousand for the corresponding period in 2019. The increase reflects the increased interest income of $0.2 million in the three months ended March 31, 2020 due to our larger cash balance following our IPO in May 2019.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under a term loan facility. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under the term loan facility. As of June 30, 2018, all amounts owed under the term loan facility had been paid in full.

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

As of March 31, 2020, we had cash and cash equivalents of $52.6 million. Our cash and cash equivalents are primarily held in money market accounts.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,673)	$(4,096)
Net cash used in investing activities	—	(9)
Net cash provided by financing activities	—	9,849
Net cash increase (decrease)	$(4,673)	$5,744

Operating Activities

During the three months ended March 31, 2020, operating activities used $4.7 million of cash, resulting from our net loss of $8.5 million, partially offset by changes in our operating assets and liabilities of $3.1 million and non-cash charges of $0.7 million. Changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a $1.4 million increase in accrued expenses, a $0.6 million increase in accounts payable, a $0.6 million decrease in prepaid expenses and a $0.4 million decrease in receivables. The increase in accrued expenses was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial in prurigo nodularis and our Phase 2 trial for chronic cough in IPF. The increase in accounts payable was primarily due to timing of vendor invoices. The decrease in prepaid expenses was primarily due to a decrease in prepayments of our insurance and a decrease of prepayments under our ongoing research, development and clinical trial work performed by CROs. The decrease in receivables was primarily due to prepayments made to one of our vendors, which we received in the first quarter of 2020. The non-cash charges for three months ended March 31, 2020 consisted primarily of stock-based compensation expense of $0.7 million.

During the three months ended March 31, 2019, operating activities used $4.1 million of cash, resulting from our net loss of $4.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.5 million and non-cash charges of $0.2 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $0.9 million increase in accrued expenses which was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial in prurigo nodularis. The non-cash charges for the three months ended March 31, 2019 consisted primarily of stock-based compensation expense of $0.1 million.

Investing Activities

During the three months ended March 31, 2020 no cash was used in investing activities.

During the three months ended March 31, 2019, we used an insignificant amount of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, no cash was provided by financing activities.

During the three months ended March 31, 2019, net cash provided by financing activities was $9.8 million, primarily consisting of net cash proceeds of $10.0 million from our sales of shares of Series C preferred stock in the third tranche of our Series C preferred stock financing in January 2019, partially offset by deferred costs relating to our IPO of $0.1 million.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance nalbuphine ER through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, the additional Phase 3 clinical trial we will need to conduct to support the submission of an NDA to the FDA and a marketing authorization application to the European Medicines Agency for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the costs of commercialization activities, including manufacturing capabilities, for nalbuphine ER and other development activities including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. In addition, we may incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of nalbuphine ER, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, including the results of the sample size re-estimation analysis for our ongoing Phase 2b/3 PRISM trial that we expect will take place in mid-2020 as well as the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for other serious neurologically mediated conditions, including our ongoing Phase 2 trial for chronic cough in patients with IPF, as well as any future product candidates;

•	the impact of the COVID-19 pandemic on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of nalbuphine ER;
•	the number and characteristics of indications for which we seek to develop nalbuphine ER or any future product candidates, and their respective development requirements;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, and in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion regarding our commitments and contingent commitments.

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which could be expected to materially impact our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business Operations

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus pandemic, or COVID-19, which has delayed our ability to complete our ongoing clinical trials, disrupted our business operations and may further delay our clinical trials, interrupt our supply chain, disrupt regulatory activities, or have other adverse effects on our business and operations.  In addition, this pandemic has caused substantial disruption in the financial markets and economies worldwide, which could result in adverse effects on our business and operations.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results.  In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020 and declared it a pandemic on March 11, 2020. In addition to those who have been directly affected, billions more have been affected by governmental efforts around the world to slow the spread of the outbreak.

The outbreak and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites and delays in activating new clinical sites. For example, in our ongoing Phase 2b/3 trial of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, which we refer to as our PRISM trial, new patient screening and most enrollment has been temporarily halted due to the COVID-19 pandemic, which will delay our ability to report top-line data for that trial. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, have suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19.  Furthermore, multiple sites in both trials have begun requiring remote monitoring of patient data.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials. In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of the disruptions we may continue to experience as a result of the COVID-19 pandemic. If we or any of the third parties with whom we engage experience further business disruptions that are greater than we or they anticipate, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $8.5 million, $26.1 million and $20.5 million for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $122.7 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through our initial public offering and private placements of our convertible preferred stock prior to our initial public offering. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate nalbuphine ER and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

•	significantly increase the number of patients in the PRISM trial to the extent required by the sample size re-estimation, or SSRE, analysis;
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

In addition, we may incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, nalbuphine ER or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of nalbuphine ER or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, we will be required, at a minimum, to successfully complete our ongoing PRISM trial as well as an additional Phase 3 clinical trial prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2020 and in the years ended December 31, 2019 and 2018, we used net cash of $4.7, $23.1 million and $18.3 million, respectively, in our operating activities, substantially all of which related to development activities for nalbuphine ER. As of March 31, 2020, our cash and cash equivalents were $52.6 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of nalbuphine ER, including our ongoing PRISM trial and the additional Phase 3 clinical trial we will need to conduct for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis and our other ongoing clinical trials, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for nalbuphine ER or any future product candidate that successfully completes clinical trials, if any. In addition, we may incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions.  In addition, if we obtain marketing approval for nalbuphine ER or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize nalbuphine ER in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

We plan to use our existing cash and cash equivalents to fund the development of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis and the treatment of chronic cough in patients with IPF, to fund the development of nalbuphine ER for other serious neurologically mediated conditions and for working capital and other general corporate purposes. We will be required to expend significant funds in order to advance the development of nalbuphine ER in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash and cash equivalents will not be sufficient to complete development of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis, including the results of the sample size re-estimation analysis for our ongoing Phase 2b/3 PRISM trial that we expect will take place in mid-2020 as well as the scope, progress, timing, costs and results of clinical trials of nalbuphine ER for other serious neurologically mediated conditions, including our ongoing Phase 2 trial for chronic cough in patients with IPF, as well as any future product candidates;

•	the impacts of the COVID-19 pandemic on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of nalbuphine ER;
•	the number and characteristics of indications for which we seek to develop nalbuphine ER or any future product candidates, and their respective development requirements;
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
•

the number of patients required for clinical trials may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate, whether as a result of the COVID-19 pandemic or otherwise, or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2 clinical trial of nalbuphine ER for the treatment of pruritus associated with prurigo nodularis;

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

In addition to the above, the continued spread of COVID-19 globally could adversely affect our clinical trial operations worldwide, including our ability to recruit and retain  principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and result in further delays in our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services.  Furthermore, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

Under the protocol for our ongoing Phase 2b/3 PRISM trial, once approximately 50% of the patients are evaluable for the primary efficacy endpoint, an unblinded statistician for the trial will review the appropriate data, perform a sample size re-estimation, or SSRE, analysis and advise us on whether we should increase the number of patients in the trial or if we should stop the trial due to insufficient power to detect efficacy. If we determine to increase the number of patients in the trial based on the re-estimation, the costs of the trial may increase, the results of the trial may be delayed, and we may need to raise additional funds or divert resources from and delay our other programs to complete the trial.

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

We may not be able to initiate or continue clinical trials for nalbuphine ER or any future product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of our clinical trials and is affected by many factors, including:

•	the impact of the COVID-19 pandemic;
•	the size and nature of the eligible patient population;
•	the severity of the disease under investigation;
•	the proximity of eligible patients to clinical sites;
•	patient referral practices of physicians;
•	the eligibility criteria for the clinical trial;
•	the design of the clinical trial;
•	efforts to facilitate timely enrollment;
•	competing clinical trials; and
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications under investigation.

In particular, the successful completion of our clinical development program for nalbuphine ER for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of patients with this severe condition. We have experienced delays and difficulties in the enrollment of patients in our clinical trials, including our PRISM trial and our Phase 2 clinical trial for chronic cough in patients with IPF, which have delayed the completion of our trials. We have taken actions to increase enrollment, including increasing the number of clinical sites, providing sites with additional trial management staff and closing underperforming sites. However, these actions may not be successful. In addition, as a result of the COVID-19 pandemic, clinical sites for our PRISM trial temporarily halted new patient screening and most patient enrollment, which will delay our ability to report top-line data for that trial, and our clinical sites have suspended enrollment and the treatment of patients in our ongoing Phase 2 clinical trial for chronic cough in patients with IPF due to the vulnerability of IPF patients to COVID-19, and multiple sites in both trials have begun requiring remote monitoring of patient data. We cannot presently predict how long these disruptions to enrollment may continue or whether they will worsen.

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

If nalbuphine ER is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that nalbuphine ER might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; and KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and nalbuphine ER, if approved for the treatment of pruritus associated with prurigo nodularis could face competition from these product candidates, including tradipitant, an oral neurokinin-1 receptor antagonist being developed by Vanda Pharmaceuticals that is in Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis.

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

If nalbuphine ER is approved for the treatment of levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease, we expect that it would compete with Gocovri and Osmolex, which are extended release capsule formulations of amantadine marketed by Adamas Pharmaceuticals and Osmotica, respectively, and expect that it might also compete with other product candidates currently in development for the treatment of LID by companies including Addex Therapeutics and IRLAB Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of Parkinson’s disease by companies could, if approved, reduce the need for therapies to treat LID.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with our contractors, we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. These third parties may be also impacted by developments in the COVID-19 pandemic or government measures taken in response to the pandemic in ways that negatively impact their ability to fulfill their contractual obligations to us in connection with our clinical trials, even if we are not otherwise directly affected by such developments or measures. Additionally, these third parties may have relationships with other commercial entities, including potential competitors, for which they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. Third parties may not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our protocols. For example, we have terminated clinical investigators from our previous clinical trials due to suspected non-compliance with regulatory requirements. If the third parties on which we rely do not carry out their duties, meet their deadlines or comply with regulatory requirements, we will not be able to, or may be delayed in our efforts to, successfully commercialize nalbuphine ER or any future product candidate. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and we may not be able to generate revenues or become profitable.

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

We do not have long-term supply agreements with any of our contract manufacturers. If any of our existing manufacturers should become unavailable to us for any reason, including as a result of the COVID-19 pandemic or government measures taken in response to the pandemic, we may incur delays in identifying or qualifying replacements. Any performance failure on the part of our contract manufacturers or the other third-party contractors that we use to store and distribute drug substance and drug product could be disruptive to our operations and delay clinical development or marketing approval of nalbuphine ER or any future product candidates of ours or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current presidential administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current presidential administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to review this decision.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We plan to continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January

1, 2020, is creating similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

As of March 31, 2020 we had 19 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and regulatory affairs. In addition, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of nalbuphine ER for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

The trading price of our common stock is highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of nalbuphine ER or any future product candidates;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to nalbuphine ER or any future product candidates or competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	recruitment or departure of key personnel;
•	expenses related to any of our development programs;
•	results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimated financial results or development timelines;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems in the United States and other countries;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets, and the impacts of the COVID-19 pandemic; and
•	other factors and considerations described in this “Risk Factors” section.

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

Future sales of shares of our common stock, including by us, employees and significant stockholders, could negatively affect our stock price.

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

Our executive officers and directors and their affiliates and our significant stockholders in the aggregate, beneficially own shares representing approximately 73.2% of our common stock as of  May 7, 2020. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $106.8 million, and federal research and development tax credit carryforwards of $3.2 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income.  Due to our  Series A convertible preferred stock financing in December 2012 and the shares issued in connection with our IPO in May 2019,  an “ownership change” under Section 382 of the Code occurred. As a result, our ability to use approximately $91.3 million of our net operating loss carryforwards and approximately $3.0 million of our research and development tax credits is limited. We may experience further ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If a further ownership change occurs, our ability to use our net operating loss carryforwards might be further limited. We have not conducted a detailed study to document whether our historical activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development tax credit carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition.  On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the Tax Act.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell or issue any equity securities during the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

As of March 31, 2020, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

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

TREVI THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Christopher Seiter
Christopher Seiter

Chief Financial Officer (Principal Financial Officer)