Form 10-Q
period 2020-06-30
Trevi Therapeutics, Inc.
filed 2020-08-13
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, the registrant had 18,240,133 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the impact of the COVID-19 pandemic on our clinical trials, business and operations;
•	our ongoing clinical trials, including our Phase 2b/3 PRISM trial of Haduvio (nalbuphine ER) for the treatment of pruritus associated with prurigo nodularis;
•	our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or for other serious neurologically mediated conditions;
•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for, and to obtain and maintain regulatory approvals for Haduvio;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our ability to establish and maintain collaborations or obtain additional funding.

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

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Trevi® and Haduvio™. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. We intend to propose Haduvio as the trade name for our nalbuphine ER investigational product and therefore plan to use that name when we refer to nalbuphine ER going forward.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$44,180	$57,313
Tax credit and other receivables	102	558
Prepaid expenses	2,061	1,681
Total current assets	46,343	59,552
Deferred offering costs	267	—
Operating lease right-of-use asset	271	312
Security deposit	19	19
Property, equipment and leasehold improvements, net	109	118
Total assets	$47,009	$60,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,160	$1,599
Accrued expenses	3,504	3,501
Operating lease liability - current portion	106	99
Total current liabilities	6,770	5,199
Operating lease liability - long term portion	202	257
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; and 17,851,152 and 17,834,570 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	18	18
Preferred stock: $0.001 par value; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding at June 30, 2020 or December 31, 2019.	—	—
Additional paid-in capital	170,095	168,746
Accumulated deficit	(130,076)	(114,219)
Total stockholders’ equity	40,037	54,545
Total liabilities and stockholders’ equity	$47,009	$60,001

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,921	$5,528	$10,940	$8,866
General and administrative	2,492	1,889	5,112	3,363
Total operating expenses	7,413	7,417	16,052	12,229
Loss from operations	(7,413)	(7,417)	(16,052)	(12,229)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(163)	—	(215)
Interest income	14	229	171	287
Total other income (expense), net	14	66	171	72
Loss before income tax benefit	(7,399)	(7,351)	(15,881)	(12,157)
Income tax benefit	15	5	24	9
Net loss	$(7,384)	$(7,346)	$(15,857)	$(12,148)
Accretion of redeemable convertible preferred stock	—	1,332	—	1,535
Dividends accrued on redeemable convertible preferred stock	—	(686)	—	(2,239)
Adjusted net loss attributable to common stockholders	$(7,384)	$(6,700)	$(15,857)	$(12,852)
Basic and diluted net loss per common share outstanding	$(0.41)	$(0.63)	$(0.89)	$(2.32)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	17,835,952	10,571,736	17,835,261	5,535,907

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at March 31, 2020	—	$—	—	$—	—	$—	17,834,570	$18	$169,476	$(122,692)	$46,802
Stock-based compensation	—	—	—	—	—	—	—	—	589	—	589
Issuance of common stock from exercise of stock options							15,185	—	27		27
Issuance of common stock from Employee Stock Purchase Plan							1,397	—	3		3
Net loss	—	—	—	—	—	—	—	—	—	(7,384)	(7,384)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,851,152	$18	$170,095	$(130,076)	$40,037

Balance at March 31, 2019	15,387,923	$21,169	22,608,695	$33,943	44,946,987	$73,039	446,494	$4	$—	$(115,480)	$(115,476)
Stock-based compensation	—	—	—	—	—	—	—	—	237	—	237
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	6,842	—	14	—	14
Dividends accrued on redeemable convertible preferred stock	5,406,844	99	6,478,999	166	3,792,386	421	—	—	—	(686)	(686)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	26	—	—	—	—	—	(19)	(19)
Accretion of discount on investor rights/obligation	—	70	—	98	—	—	—	—		(168)	(168)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(545)	—	(787)	—	(384)	—	—	—	1,716	1,716
Accretion of issuance costs on redeemable convertible preferred stock	—	6	—	3	—	188	—	—		(197)	(197)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,634	21,863	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(7,346)	(7,346)
Balance at June 30, 2019	-	$-	-	$-	-	$-	17,834,570	$18	$168,002	$(100,317)	$67,703

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	—	—	—	—	—	—	1,319	—	1,319
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	15,185	—	27	—	27
Issuance of common stock from Employee Stock Purchase Plan							1,397	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	(15,857)	(15,857)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,851,152	$18	$170,095	$(130,076)	$40,037

Balance at December 31, 2018	15,387,923	$21,033	22,608,695	$33,686	38,097,672	$61,023	438,600	$4	$—	$(109,498)	$(109,494)
Stock-based compensation	—	—	—	—	—	—	—	—	383	—	383
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	14,736	—	38	—	38
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	6,849,315	11,059	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	5,406,844	326	6,478,999	551	3,792,386	1,362	—	—	—	(2,239)	(2,239)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	31	—	—	—	—	—	(24)	(24)
Accretion of discount on investor rights/obligation	—	84	—	117	—	—	—	—	—	(201)	(201)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(651)	—	(940)	—	(403)	—	—	—	1,994	1,994
Accretion of issuance costs on redeemable convertible preferred stock	—	7	—	4	—	223	—	—	—	(234)	(234)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,464	22,033	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(12,148)	(12,148)
Balance at June 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,002	$(100,317)	$67,703

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(15,857)	$(12,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	19
Changes in fair value of obligation for loan success fee	—	215
Stock-based compensation	1,319	383
Changes in operating assets and liabilities:
Receivables	456	(67)
Prepaid expenses	(380)	(1,532)
Accounts payable	1,561	1,714
Accrued expenses and other expenses	(229)	2,259
Net cash used in operating activities	(13,109)	(9,157)
Investing activities
Acquisitions of property, equipment and leasehold improvements	(12)	(9)
Net cash used in investing activities	(12)	(9)
Financing activities
Payment of loan success fee	—	(675)
Proceeds from exercises of stock options	27	38
Proceeds from the Employee Stock Purchase Plan	3	—
Proceeds from sale of Series C redeemable convertible preferred stock, net of issuance costs	—	9,963
Proceeds from issuance of common stock upon completion of initial public offering, net of underwriting commissions and discounts	—	51,150
Payments of offering costs	(42)	(1,075)
Proceeds from private placement, net of private placement agent fees		13,950
Net cash provided by financing activities	(12)	73,351
Net cash increase (decrease)	(13,133)	64,185
Cash and cash equivalents at beginning of period	57,313	7,202
Cash and cash equivalents at end of period	$44,180	$71,387
Supplemental disclosure of non-cash financing activities
Offering costs included in accounts payable and accrued expenses	$225	$597
Accretion on redeemable convertible preferred stock	$—	$(1,535)
Dividends accrued on redeemable convertible preferred stock	$—	$2,239

See accompanying notes.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.	Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. The Company is currently developing Haduvio for the treatment of chronic pruritus, chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”), and levodopa-induced dyskinesia (“LID”) in patients with Parkinson’s disease. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

Haduvio is an oral extended release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States and Europe. The κ- and μ-opioid receptors are known to be critical mediators of itch, cough and certain movement disorders. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes, or blocks, the μ-opioid receptor. Nalbuphine is currently the only opioid approved for marketing that is not classified as a controlled substance in the United States and most of Europe.

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

In June 2020, the Company entered into a sales agreement (the “ATM Sales Agreement”) with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company had not sold any common stock pursuant to the ATM Sales Agreement as of June 30, 2020 (See Note 13).

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.  Since inception, the Company has financed its operations primarily through private placements of its redeemable convertible preferred stock and convertible notes as well as borrowings under a term loan facility, and most recently, with proceeds from the IPO and concurrent private placement completed in May 2019.  The Company has incurred recurring losses since inception, including net losses attributable to the Company of $15.9 million for the six months ended June 30, 2020 and $26.1 million for the year ended December 31, 2019.  In addition, as of June 30, 2020, the Company had an accumulated deficit of $130.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of August 13, 2020, the issuance date of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents of $44.2 million as of June 30, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 and 2019 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information.  Certain information and footnote disclosure typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair presentation of the Company’s interim financial statements presented.  The results of operations for the interim periods are not necessarily indicative of the results expected for the full year or any subsequent period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to June 30, 2020 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include, but are not limited to, the recognition of research and development (“R&D”) expenses and the valuation of redeemable convertible preferred stock, common stock and stock-based awards. On an ongoing basis, management evaluates its estimates in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2020, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim period, or any future year or period.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses and obligation for loan success fee (Note 6). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

There were no fair value financial assets or liabilities as of June 30, 2020.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses.  Deferred offering costs relating to the Company’s entry into the ATM Sales Agreement were $267 as of June 30, 2020. The Company’s IPO was completed in May 2019 and IPO costs incurred in 2019 were recorded as a reduction to stockholders’ equity (deficit). As a result, deferred offering costs were $0 as of December 31, 2019.

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

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the six months ended June 30, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K, which could be expected to materially impact the Company’s unaudited Condensed Consolidated Financial Statements.

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	As of June 30, 2020	As of December 31, 2019
Prepaid R&D payments	$564	$1,113
Prepaid corporate insurance	1,348	491
Other	149	77
	$2,061	$1,681

4.	Leases

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

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease.  As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, which is updated periodically, based on information available at the commencement date of the lease to determine the present value of the lease payments.  The incremental borrowing rate used on existing leases as of June 30, 2020 was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight-line basis over the lease term. The Company had no new leases during the six months ended June 30, 2020.

The Company’s operating leases consist of real estate and equipment, and have remaining terms ranging from approximately 6 months to 3 years. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheet:

	As of June 30, 2020	As of December 31, 2019
Assets:
Operating lease right-of-use asset	$271	$312
Liabilities:
Operating lease liabilities, current portion	106	99
Operating lease liabilities, long term portion	202	257
Total operating lease liabilities	$308	$356

Future minimum lease payments under the operating leases are as follows as of June 30, 2020:

As of June 30, 2020
2020	$58
2021	138
2022	131
2023	24
Total lease payments	351
Less: imputed discount rate	(43)
Carrying value of operating lease liabilities	$308

Lease expense under operating leases, including leases of office equipment, was $31 for each of the three-month periods ended June 30, 2020 and 2019, and $62 for each of the six-month periods ended June 30, 2020 and 2019. Lease payments made in the three months ended June 30, 2020 and 2019 were $35 and $23, respectively, and $80 and $57 for the six months ended June 30, 2020 and 2019, respectively, with such amounts reflected in the Condensed Consolidated Statement of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2020	As of December 31, 2019
Accrued research projects	$1,765	$2,084
Accrued professional fees	787	338
Accrued compensation and benefits	771	776
Other	181	303
	$3,504	$3,501

6. Debt

Term Loan

On December 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital, Ltd. (“Solar”) and Square 1 Bank (“Square 1”), together (the “Lenders”), which provided $15.0 million in debt financing (the “Term Loan”).  On June 29, 2018, the maturity date of the Loan Agreement, the Company made its final payments of principal and interest due to the Lenders in connection with the Term Loan, as well as $450 in full payment of the final fee and $82 in full payment of the amendment fee. As a result, there were no outstanding borrowings under the Term Loan as of June 30, 2020 or December 31, 2019, and the Company’s obligations to the Lenders under the Loan Agreement were terminated.

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

The Success Fee Agreement represented a free-standing financial instrument. Accordingly, the Company accounted for the Success Fee provision as a derivative under ASC 815, Derivatives and Hedging, and therefore recorded an obligation for the Success Fee at its fair value on the closing date of each advance under the Loan Agreement. Upon recording such obligations for the Success Fee, the Company also recorded an offsetting loan discount, which was accreted to interest expense in the Company’s Statements of Operations through the Term Loan’s maturity date. The Company adjusted these liabilities for the Success Fee to fair value at each reporting date they remained outstanding. As discussed above, the Success Fee was paid in May 2019; and therefore, the total fair value of the Success Fee liabilities was $0 at each of June 30, 2020 and December 31, 2019. The Company recorded non-cash charges in the amount of $0 and $163 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $215 for the six months ended June 30, 2020 and 2019, respectively, representing the changes in the fair value of these liabilities since their last measurement date. The fair values of the obligation for the Success Fee were estimated utilizing a probability-weighted income approach, including variables for the timing of the Exit Event and other probability estimates. The non-cash charges are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

7.	Common Stock

As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, respectively, with a par value of $0.001 per share.

As of June 30, 2020 and December 31, 2019, the Company had reserved 3,665,800 shares and 2,778,812 shares of common stock, respectively, for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below (Note 8):

	June 30, 2020	December 31, 2019
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	1,028,807	1,043,992
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	2,304,939	1,579,714
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	332,054	155,106
	3,665,800	2,778,812

8.	Stock-Based Awards

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

As of June 30, 2020, awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), as amended that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 713,383 shares, equal to 4% of the Company’s then-outstanding Common Stock, effective as of January 1, 2020.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The Company’s board of directors administers the 2012 Plan. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers and directors, as well as consultants and advisors to the Company.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options vest over four years based on varying vesting schedules including: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. As of June 30, 2020 and December 31, 2019, respectively, options to purchase 1,230,225 shares and 631,234 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of June 30, 2020 and December 31, 2019, respectively, options to purchase 1,028,807 and 1,043,992 shares of common stock were granted and outstanding, net of cancelations, under the 2012 Plan.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

During the six months ended June 30, 2019, stock options to purchase 667,102 shares of the Company’s common stock were granted.

During the six months ended June 30, 2019, stock options were exercised for 14,736 shares of common stock.

During the six months ended June 30, 2019, stock options to purchase 35,745 shares of the Company’s common stock were forfeited.

During the six months ended June 30, 2019, stock options to purchase 5,592 shares of the Company’s common stock expired.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the six months ended June 30, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	1,675,226	$6.20	7.8	$864
Granted	610,833	$5.42
Forfeited	(11,842)	$10.00
Expired	—	$—
Exercised	(15,185)	$1.75
Outstanding as of June 30, 2020	2,259,032	$6.00	7.9	$3,762
Options exercisable as of June 30, 2020	959,796	$4.72	6.4	$2,577
Options unvested as of June 30, 2020	1,299,236	$6.94	9.0	$1,185

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan and the 2019 Plan recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$84	$30	177	$52
General and administrative expense	505	207	$1,142	331
	$589	$237	$1,319	$383

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

During the six months ended June 30, 2020, 1,397 shares of common stock were issued and sold under the 2019 ESPP. The Company recognized $1 of stock-based compensation expense for the 2019 ESPP during the six months ended June 30, 2020.

As of June 30, 2020, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 178,345 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2020.

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

During the three and six months ended June 30, 2020 and 2019, the Company maintained a full valuation allowance on deferred tax assets. Therefore, the Company has not recorded a provision for income taxes.

10.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,384)	$(7,346)	$(15,857)	$(12,148)
Plus: Accretion of redeemable convertible preferred stock	—	1,332	—	1,535
Plus: Dividends accrued on redeemable convertible preferred stock	—	(686)	—	(2,239)
Adjusted net loss attributable to common stockholders	$(7,384)	$(6,700)	$(15,857)	$(12,852)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	17,835,952	10,571,736	17,835,261	5,535,907
Basic and diluted net loss per common share outstanding	$(0.41)	$(0.63)	$(0.89)	$(2.32)

Accretion and dividends included in the table above were calculated through the IPO date.

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on shares outstanding as of June 30, 2020 and 2019, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2020	2019
Outstanding stock options	2,259,032	1,688,177
	2,259,032	1,688,177

11.	Collaborative and Licensing Agreements

The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy.

Endo Pharmaceuticals Inc.

In May 2011, the Company entered into an agreement with Penwest Pharmaceuticals Co. (“Penwest”) (subsequently merged into its parent, Endo Pharmaceuticals Inc. (“Endo”)) for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Penwest to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended release formulation such as Haduvio, in all fields and for any use.

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

The Company also has commitments under lease and licensing agreements (Note 4 and Note 11).

13.	Subsequent Events

At-the-Market Sales Agreement

In June 2020, the Company entered into the ATM Sales Agreement, under which the Company may issue and sell shares of its common stock. The Company began making sales pursuant to the ATM Sales Agreement in July 2020, and as of August 13, 2020, the Company had issued and sold an aggregate of 385,823 shares of common stock for gross proceeds of $2.2 million, before deducting estimated commissions and fees of $0.1 million. (See Note 1)

Loan and Security Agreement

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, as lender (“SVB”), pursuant to which SVB has agreed to provide a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The Company may use the proceeds from the SVB Term Loan for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, the Company will be required to make monthly interest payments and commencing on March 1, 2022, the Company will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If the Company fails to meet certain equity raise requirements under the SVB Loan Agreement, it will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against the Company and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including the Company’s cash.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. We are developing Haduvio for the treatment of chronic pruritus, chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, and levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease.

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the patients in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we plan to increase the size of the trial to 360 subjects. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic as new patient screening and most patient enrollment was temporarily halted. Patient screening restrictions have been lifted in the United States and Europe. Many of our sites restarted patient screening and enrollment throughout May and June 2020. We now have approximately 80% of our sites screening patients. We have increased the number of active sites to more than 60 globally and approximately 155 subjects have enrolled in the trial. Based on the increased sample size, and considering the ongoing COVID-19 related restrictions, we expect to complete enrollment in the third quarter of 2021 and report top-line data in the fourth quarter of 2021.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF. This Phase 2 clinical trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in up to 56 patients with IPF in the United Kingdom. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients our clinical sites halted their enrollment and treatment of patients in this trial.  We are amending the study protocol to reduce the number of in-person visits to facilitate this study being completed in an at-risk patient population for COVID-19. We are planning to restart enrollment in the second half of 2020.

In addition, we are conducting a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of Haduvio in this population. This trial was designed as an open label, non-randomized, parallel-group, single and multiple ascending dose pharmacokinetic trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild, moderate and severe hepatic impairment and there were no serious adverse events reported in the trial.  After reviewing the safety and PK data generated to date in the single ascending dose portion of the trial, we believe that these data are sufficient to support further investigation of Haduvio in potential future safety and efficacy studies in patients with relevant liver diseases. We intend to start planning for a Phase 2 trial of Haduvio in patients with pruritus associated with primary biliary cholangitis, or PBC. In addition, we intend to use the data from the hepatic impairment study to support a new drug application, or NDA, submission for Haduvio for pruritus in prurigo nodularis.

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

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2020, we had an accumulated deficit of $130.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

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

On June 26, 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of August 13, 2020 we have issued and sold an aggregate of 385,823 shares of common stock for gross proceeds of $2.2 million, before deducting estimated commissions and fees of $0.1 million.

On August 13, 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank pursuant to which Silicon Valley Bank has agreed to provide a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month, we will be required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. For further discussion of the SVB Term Loan, see “—Liquidity and Capital Resources”.

As of June 30, 2020, we had cash and cash equivalents of $44.2 million. We believe that our existing cash and cash equivalents, which includes the cash proceeds from the ATM Sales Agreement and anticipated proceeds of the SVB Term Loan described above, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2022.  Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis, including as a result of the increase in the target number of patients to be enrolled from 240 to 360 following the completion of the SSRE analysis, the additional Phase 3 clinical trial we will be required to conduct to support the submission of an NDA to the United States Food and Drug Administration, or FDA, for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the development and validation of our commercial manufacturing process for Haduvio and other development activities, including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. In addition, we may continue to incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of Haduvio for one or more indications or delay our efforts to expand our product pipeline.

Impacts of COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites and delays in activating new clinical sites. For example, in our ongoing PRISM trial, new patient screening and most enrollment was temporarily halted due to the COVID-19 pandemic. Patient screening restrictions have been lifted in the United States and Europe.  Many of our sites restarted patient screening and enrollment throughout May and June 2020. Furthermore, multiple sites in the PRISM trial have begun requiring remote monitoring of patient data and we could be required to amend the protocols in our clinical trials to have fewer patient visits over the course of a study. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, have suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

The COVID-19 pandemic may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including allowing employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events.

Components of Operating Results

Operating Expenses

Research and Development Expenses

All of our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include certain payroll and personnel expenses, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations, or CROs, to conduct certain research and development activities on our behalf. We do not allocate our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

We expect our research and development expenses to increase over the next few years as we pursue our development program, pursue regulatory approval of Haduvio in the United States and Europe and prepare for a possible commercial launch of Haduvio. Predicting the timing or the cost to conduct our Haduvio development program and prepare for a possible commercial launch of Haduvio is difficult and delays may occur because of many factors including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment, whether as a result of the COVID-19 pandemic or otherwise, in any of our clinical trials, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if Haduvio will receive regulatory approval in the United States or elsewhere with any certainty.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$4,921	$5,528	$(607)
General and administrative	2,492	1,889	603
Total operating expenses	7,413	7,417	(4)
Loss from operations	(7,413)	(7,417)	4
Other income (expense):
Change in fair value of obligation for loan success fee	—	(163)	163
Interest income	14	229	(215)
Total other income (expense), net	14	66	(52)
Loss before income tax benefit	(7,399)	(7,351)	(48)
Income tax benefit	15	5	10
Net loss	$(7,384)	$(7,346)	$(38)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019
Clinical development expenses	$3,814	$4,613
Personnel and related expenses	706	574
Consulting expenses and professional fees	282	274
Stock-based compensation expenses	84	30
Other research and development expenses	35	37
Total research and development expenses	$4,921	$5,528

Research and development expenses for the three months ended June 30, 2020 decreased to $4.9 million from $5.5 million for the corresponding period in 2019. The decrease was primarily due to a $0.8 million decrease in clinical development expenses primarily related to the decrease in activity in our Phase 2 trial in chronic cough in patients with IPF due to the halting of enrollment and treatment of patients as a result of the COVID-19 pandemic. The decrease in clinical development expenses was partially offset by an increase in personnel and related expenses by $0.1 million as a result of an increase in our employee headcount and employee compensation and by $0.1 million related to stock-based compensation. For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 increased to $2.5 million from $1.9 million for the corresponding period in 2019. The increase was primarily due to an increase in stock-based compensation expenses of $0.3 million, which we incurred from the issuance of new stock option grants in the second quarter of 2019 in connection with the IPO and in the first quarter of 2020 and an increase in expenses related primarily to being a public company of $0.3 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2020 decreased to other income, net of $14 thousand from other income, net of $66 thousand for the corresponding period in 2019. The decrease reflects the decrease in interest income of $0.2 million for the three months ended June 30, 2020 as compared to the prior year period due to lower market interest rates, which was largely offset by a $0.2 million reduction in expense due to a $0.2 million expense being recognized in the three months ended June 30, 2019 for the change in fair value of obligation for the Success Fee with no comparable expense recognized in the corresponding period in 2020.

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$10,940	$8,866	$2,074
General and administrative	5,112	3,363	1,749
Total operating expenses	16,052	12,229	3,823
Loss from operations	(16,052)	(12,229)	(3,823)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(215)	215
Interest income	171	287	(116)
Total other income (expense), net	171	72	99
Loss before income tax benefit	(15,881)	(12,157)	(3,724)
Income tax benefit	24	9	15
Net loss	$(15,857)	$(12,148)	$(3,709)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Clinical development expenses	$8,770	$7,113
Personnel and related expenses	1,400	1,163
Consulting expenses and professional fees	516	431
Stock-based compensation expenses	177	52
Other research and development expenses	77	107
Total research and development expenses	$10,940	$8,866

Research and development expenses for the six months ended June 30, 2020 increased to $10.9 million from $8.9 million for the corresponding period in 2019. The increase was primarily due to a $1.7 million increase in clinical development expenses primarily related to increased activity in our Phase 2b/3 PRISM trial as well as an increase in expenses related to the purchase of clinical trial supplies. In addition, personnel and related expenses increased by $0.2 million as a result of an increase in our employee headcount, stock-based compensation expenses increased by $0.1 million and consulting expenses and professional fees increased by $0.1 million.  For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 increased to $5.1 million from $3.4 million for the corresponding period in 2019. The increase was primarily due to an increase in expenses related primarily to being a public company of $1.1 million and an increase in stock-based compensation expenses of $0.8 million, which we incurred from the issuance of new stock option grants in the second quarter of 2019 in connection with the IPO and in the first quarter of 2020.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2020 increased to other income, net of $0.2 million from other income, net of $72 thousand for the corresponding period in 2019. The increase reflects a $0.2 million reduction in expense due to a $0.2 million expense being recognized in the six months ended June 30, 2019 for the change in fair value of obligation for the Success Fee with no comparable expense recognized in the corresponding period in 2020, which was partially offset by a decrease in interest income of $0.1 million in the six months ended June 30, 2020 due primarily to lower market interest rates.

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

As of June 30, 2020, we had cash and cash equivalents of $44.2 million. Our cash and cash equivalents are primarily held in money market accounts.

On June 26, 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of August 13, 2020 we had issued and sold an aggregate of 385,823 shares of common stock for gross proceeds of $2.2 million, before deducting estimated commissions and fees of $0.1 million.

On August 13, 2020, which we refer to as the Effective Date, we entered into the SVB Loan Agreement, with Silicon Valley Bank, as lender, or SVB, pursuant to which SVB has agreed to provide the SVB Term Loan. The proceeds from the SVB Term Loan may be used by us for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, we will be required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(13,109)	$(9,157)
Net cash used in investing activities	(12)	(9)
Net cash provided by financing activities	(12)	73,351
Net cash increase (decrease)	$(13,133)	$64,185

Operating Activities

During the six months ended June 30, 2020, operating activities used $13.1 million of cash, resulting from our net loss of $15.9 million, partially offset by changes in our operating assets and liabilities of $1.4 million, net and non-cash charges of $1.3 million. Changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a $1.6 million increase in accounts payable, a $0.4 million increase in prepaid expenses, a $0.2 million decrease in accrued expenses and a $0.5 million decrease in receivables. The increase in accounts payable was primarily due to timing of CRO and other vendor invoices. The increase in prepaid expenses was primarily due to prepayments of our corporate insurance policies, partially offset by a decrease in prepayments made with respect to research, development and clinical trial work performed by our CROs and other vendors.  The decrease in accrued expenses was primarily due to decreased accruals for research, development and clinical trial work performed by our CROs partially offset by increased accruals for professional fees. The decrease in receivables was primarily due to a refund of prepayments made to one of our vendors, which we received in the first quarter of 2020. The non-cash charges for the six months ended June 30, 2020 consisted primarily of stock-based compensation expense of $1.3 million.

During the six months ended June 30, 2019, operating activities used $9.2 million of cash, resulting from our net loss of $12.1 million, partially offset by changes in our operating assets and liabilities of $2.4 million and non-cash charges of $0.6 million. Changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $2.3 million increase in accrued expenses, a $1.7 million increase in accounts payable, and a $1.5 million increase in prepaid expenses. The increase in accrued expenses was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial in prurigo nodularis and to our Phase 2 trial for chronic cough in IPF.  The increase in accounts payable was primarily due to timing of vendor invoices from our CROs and clinical trial material suppliers.  The increase in prepaid expenses was primarily due to prepayments of our insurance policies and prepayments with respect to research, development and clinical trial work performed by our CROs. The non-cash charges for the six months ended June 30, 2019 consisted primarily of stock-based compensation expense of $0.4 million and changes in fair value of the Success Fee of $0.2 million.

Investing Activities

During the six months ended June 30, 2020 and 2019, we used an insignificant amount of cash in investing activities.

Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was insignificant, consisting of cash proceeds from stock option exercises and purchases under our 2019 Employee Stock Purchase Plan.

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

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, including as a result of the increase in the target number of patients to be enrolled from 240 to 360 based on the SSRE analysis, the additional Phase 3 clinical trial we will need to conduct to support the submission of an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. In addition, we have incurred and may continue to incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, including the increase in the target number of enrolled patients for our ongoing Phase 2b/3 PRISM trial from 240 to 360 subjects based on the SSRE analysis as well as the scope, progress, timing, costs and results of clinical trials of Haduvio for other serious neurologically mediated conditions, including our ongoing Phase 2 trial for chronic cough in patients with IPF, as well as any future product candidates;

•	the impacts of the COVID-19 pandemic on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of Haduvio;
•	the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates, and their respective development requirements;
•

the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our planned human abuse liability study and our planned Thorough QT studies;

•	the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•

the costs of commercialization activities for Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of pruritus associated with prurigo nodularis or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

We believe that our existing cash and cash equivalents, which includes the cash proceeds from our sales to date under the ATM Sales Agreement and the anticipated proceeds of the SVB Term Loan, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2022.

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

We do not have any committed external source of funds other than the proceeds of the SVB Term Loan, which we expect to receive in the next week. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for pruritus associated with prurigo nodularis or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business.  For example, in connection with the SVB Term Loan, we granted a security interest on all of our assets, excluding our intellectual property, agreed to a negative pledge on our intellectual property, agreed to restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change in control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates, and agreed to cash collateralize the SVB Term Loan in certain circumstances. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, and in the notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for discussion regarding our commitments and contingent commitments.

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the six months ended June 30, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in Note 2 to our audited Consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which could be expected to materially impact our unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites and delays in activating new clinical sites. For example, in our ongoing Phase 2b/3 trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, which we refer to as our PRISM trial, new patient screening and most enrollment was temporarily halted due to the COVID-19 pandemic. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, have suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19.  Furthermore, multiple sites in the PRISM trial have begun requiring remote monitoring of patient data and we could be required to amend the protocols in our clinical trials to have fewer patient visits over the course of a study.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

The COVID-19 pandemic may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials. In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including allowing employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events, which could negatively affect our business.

We cannot presently predict the scope and severity of the disruptions we may experience or continue to experience as a result of the COVID-19 pandemic. If we or any of the third parties with whom we engage experience business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $15.9 million, $26.1 million and $20.5 million for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $130.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, borrowings under our prior term loan facility, our initial public offering and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, and the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, which we refer to as our PRISM trial, and our other ongoing clinical trials of Haduvio in other serious neurologically mediated conditions, including our Phase 2 trial for chronic cough in patients with IPF;

•	significantly increase the number of patients in the PRISM trial to a total of 360 patients based on the sample size re-estimation, or SSRE, analysis;
•

complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, for Haduvio for the treatment of pruritus associated with prurigo nodularis, including completing our PRISM trial and at least one additional Phase 3 clinical trial in this indication;

•

seek regulatory and marketing approvals for Haduvio for the treatment of pruritus associated with prurigo nodularis or for other serious neurologically mediated conditions or for any future product candidate that successfully completes clinical trials, if any;

•	complete any post-approval commitments, including a pediatric development plan;
•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of Haduvio or any future product candidate for clinical development and, potentially, commercialization;
•	acquire or in-license rights to other potential product candidates or technologies;
•	initiate and conduct research, preclinical and clinical development efforts for any future product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, regulatory and scientific personnel;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts, and to help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our development program for Haduvio and for any future product candidates.

In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, we will be required, at a minimum, to successfully complete our ongoing PRISM trial as well as an additional Phase 3 clinical trial prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate the prospects for our future success and viability.

We were founded and commenced operations in 2011. Our operations to date have been limited to financing and staffing our company and conducting preclinical and clinical development of Haduvio. We have not yet demonstrated an ability to successfully complete clinical development of any product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of any products. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we are able to obtain marketing approval for Haduvio or any future product candidate, we will need to transition from a company focused on clinical development to a company capable of supporting commercial activities. We may not be successful in effectuating such a transition.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2020 and in the years ended December 31, 2019 and 2018, we used net cash of $13.1, $23.1 million and $18.3 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of June 30, 2020, our cash and cash equivalents were $44.2 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of Haduvio, including our ongoing PRISM trial and the additional Phase 3 clinical trial we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and our other ongoing clinical trials, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials, if any. In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions.  In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

We plan to use our existing cash and cash equivalents to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and the treatment of chronic cough in patients with IPF, to fund the development of Haduvio for other serious neurologically mediated conditions and for working capital and other general corporate purposes. We will be required to expend significant funds in order to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash and cash equivalents will not be sufficient to complete development of Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other condition or of any future product candidate. We do not have any committed external source of funds, other than the proceeds of the SVB Term Loan, which we expect to receive in the next week. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents, which includes the cash proceeds from the ATM Sales Agreement and the anticipated proceeds of the SVB Term Loan, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2022. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, including the increase in the target number of enrolled patients for our ongoing Phase 2b/3 PRISM trial from 240 to 360 subjects based on the SSRE analysis, as well as the scope, progress, timing, costs and results of clinical trials of Haduvio for other serious neurologically mediated conditions, including our ongoing Phase 2 trial for chronic cough in patients with IPF, as well as any future product candidates;

•	the impacts of the COVID-19 pandemic on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of Haduvio;
•	the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates, and their respective development requirements;
•

the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our planned human abuse liability, or HAL, study and our planned Thorough QT, or TQT, studies;

•	the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•

the costs of commercialization activities for Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of pruritus associated with prurigo nodularis or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

Our indebtedness could adversely affect our financial condition or restrict our future operations.

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB has agreed to provide a term loan to us in the original principal amount of $14.0 million. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month we will be required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement).  The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt. Additionally, if we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of our cash and cash equivalents to the payment of interest on, and principal of, our debt, or maintain a substantial portion of our cash and cash equivalents in cash collateral accounts controlled by our lenders to secure repayment of our debt (which may be used by our lenders to prepay the debt if certain requirements relating to raising equity are not met), which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	obligating us to negative covenants restricting our activities, including the negative covenants to which we are subject under the SVB Loan Agreement; and
•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

We intend to satisfy our debt service obligations with our existing cash and cash equivalents and any additional amounts we may raise through future debt and equity financings.  However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt.  Funds from external sources may not be available on acceptable terms, if at all.  In addition, a failure to comply with certain equity raise requirements in the SVB Loan Agreement could result in us having to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  Failure to pay any amount due under the SVB Loan Agreement, to comply with covenants under the SVB Loan Agreement, or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, or condition (financial or otherwise), would result in an event of default.  The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.  In addition, the covenants under the SVB Loan Agreement and the pledge of substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement), as collateral on the SVB Term Loan may limit our ability to obtain additional debt financing.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

We expect our expenses to increase substantially in connection with our planned operations, particularly as we conduct our ongoing PRISM trial and our other ongoing clinical trials as well as the additional Phase 3 clinical trial we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and develop Haduvio for the treatment of other serious neurologically mediated conditions. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder.

Our ability to obtain further debt financing may be limited by the covenants under the SVB Loan Agreement, which include a covenant not to incur additional indebtedness as well as the pledge of substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement), as collateral on the SVB Term Loan.  In addition, further debt financing, if available, would result in additional fixed payment obligations and may involve agreements that include grants of additional security interests on our assets and additional restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business, which covenants may be more restrictive than the covenants to which we are subject under the SVB Loan Agreement.

Securing financing could also require a substantial amount of time from our management and may divert a disproportionate amount of their attention away from daily activities, which may adversely affect our management’s ability to oversee the development of Haduvio or that of any future product candidates. If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Risks Related to the Development and Commercialization of Haduvio and Any Future Product Candidates

We are dependent on the successful development and commercialization of Haduvio, our sole product candidate. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize Haduvio, or if we experience significant delays in doing so, our business would be substantially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources to fund the development of Haduvio for multiple serious neurologically mediated conditions. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced program is the development of Haduvio for the treatment of pruritus associated with prurigo nodularis, as our efforts to develop Haduvio for other serious neurologically mediated conditions are only at an early stage. As a result, if our efforts to develop and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis are unsuccessful, or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of pruritus associated with prurigo nodularis, as well as for other serious neurologically mediated conditions, will depend on several factors, including the following:

•	successfully recruiting, enrolling and retaining patients in and completing our PRISM trial, including the 120 additional subjects we plan to add to the trial as a result of the SSRE analysis;
•

initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and nonclinical trials, including the additional Phase 3 clinical trial we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and other supportive clinical studies such as our planned HAL study and TQT studies;

•	demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA and other comparable regulatory authorities for marketing approval;
•	receiving timely marketing approvals from applicable regulatory authorities;
•	managing the extent and cost of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishing and maintaining arrangements with our third-party supplier of drug substance for Haduvio;

•

establishing and maintaining arrangements with third-party manufacturers of Haduvio, including developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;

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

Many of these factors are beyond our control, including the clinical development and regulatory approval process; potential threats to our intellectual property rights; and the manufacturing, marketing and sales efforts, respectively, of any current or future third-party contractors. If we are unable to develop, receive marketing approval for and successfully commercialize Haduvio, or if we experience delays as a result of any of these factors or otherwise, our business would be substantially harmed.

Our approach to the development and commercialization of Haduvio to treat serious neurologically mediated conditions is unproven.

We are currently focused on the development and commercialization of Haduvio to treat serious neurologically mediated conditions. Haduvio is an oral extended release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic pruritus and other serious neurologically mediated conditions, and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, nalbuphine ER has not been approved in any indication, including the treatment of pruritus associated with prurigo nodularis, the lead indication for which we are pursuing clinical development of nalbuphine ER. No therapies have been approved in the United States or Europe for the treatment of moderate to severe pruritus, and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication or for any other serious neurologically mediated condition will be effective or safe, obtain regulatory approval or be commercially successful.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We must complete extensive clinical trials to demonstrate the safety and efficacy of Haduvio and any future product candidate in humans and complete required regulatory submissions before we will be able to obtain these approvals. We may never receive such approvals.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. The clinical development of Haduvio and any future product candidate is susceptible to the risk of failure at any stage of product development and we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of Haduvio or any future product candidate, including:

•	clinical trials may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to restructure clinical trials, conduct additional clinical and nonclinical trials or abandon product development programs;
•

the number of patients required for clinical trials may be larger than we anticipate, such as with the increase of the target number of enrolled patients for our Phase 2b/3 PRISM trial from 240 to 360 subjects as a result of the SSRE analysis;

•

patient enrollment in these clinical trials may be slower than we anticipate, whether as a result of the COVID-19 pandemic or otherwise, or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis;

•

the cost of planned clinical trials may be greater than we anticipate, as we have experienced in our Phase 2b/3 PRISM trial as we added additional sites, increased the target number of enrolled patients as a result of the SSRE analysis, enrollment has taken longer than expected and we have used and expect to continue to use additional incentive strategies to address site activation and enrollment;

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

•

we may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of a product candidate;

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

If we are required to conduct additional clinical trials or other testing of Haduvio or any future product candidate beyond the trials and testing that we contemplate, we are unable to successfully and timely complete clinical trials or other testing of Haduvio or any future product candidate, the results of these trials or tests are unfavorable, uncertain or are only modestly favorable or there are unacceptable safety concerns associated with the product candidate, we may:

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other serious neurologically mediated condition or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of Haduvio or any future product candidates, which would likely prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of Haduvio or any future product candidate we must demonstrate through lengthy, complex and expensive clinical trials that the product candidate is both safe and effective for use in the target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. It is possible that even if Haduvio or any future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis failed to meet its primary endpoint, and the number of patients who discontinued treatment prior to the end of the trial had a substantial impact on the results. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of Haduvio or any future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, Haduvio or any future product candidate, or mistakenly believe that Haduvio or any future product candidate is toxic or not well tolerated when that is not the case after the clinical evaluation is completed. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face setbacks as we continue our clinical development of Haduvio and develop any other product candidates. It is also possible that any of our development programs could be placed on full or partial clinical hold by regulatory authorities at any point, which would delay and possibly prevent further development of those programs.

In addition, even if the clinical trials we plan are successfully completed and Haduvio or any future product candidate achieves its specified endpoints in such trials, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we are able to submit product candidates for marketing approval. For example, patients with prurigo nodularis may have pruritus that is caused by dermatological conditions other than prurigo nodularis, and at a meeting with the FDA following the completion of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, the FDA raised the need to adequately isolate a patient population with pruritus associated with prurigo nodularis for our planned Phase 3 clinical trials. While the inclusion criteria in our PRISM trial require that enrolled patients not be suffering from any active, uncontrolled dermatoses other than prurigo nodularis, it is possible that the FDA could conclude that this is not sufficient to identify patients suffering from pruritus associated with prurigo nodularis, in which case the FDA could question the overall validity of the results of the trial. To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of product candidates. For instance, if Haduvio does not achieve the primary endpoint in our PRISM trial, or the FDA does not otherwise believe that the results of the trial are sufficiently supportive of an application for marketing approval, the FDA may require us to conduct another Phase 3 clinical trial in addition to the PRISM trial and the additional Phase 3 clinical trial we plan to conduct, which would cause us to incur substantial additional costs and significantly delay our development of Haduvio for the treatment of pruritus associated with prurigo nodularis.

Use of patient-reported outcome assessments, or PROs, in our clinical trials and high placebo response rates may delay or impair the development of Haduvio or adversely impact our clinical trials.

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. Our clinical trials evaluating the efficacy of Haduvio in pruritus indications have used PROs as primary endpoints. For example, the primary endpoint of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis was the proportion of patients reporting at least a 30% reduction from baseline to week 10 in seven-day mean Worst Itching Numerical Rating Scale, or WI-NRS, scores, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. The primary endpoint of our PRISM trial is the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by WI-NRS. PROs have an important role in the development and regulatory approval of treatments for pruritus. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

In addition, PROs for the assessment of pruritus have historically been observed to have high placebo group response rates. We observed this in some of our clinical trials of Haduvio. For example, in our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, we observed a mean reduction from baseline in WI-NRS score for the trial’s modified intention-to-treat population of 1.75 points for placebo as compared to 2.14 points for Haduvio dosed twice-daily at 81 mg and 2.51 points for Haduvio dosed twice-daily at 162 mg. The variability of PRO measures may be greater than other measures used for clinical trial assessments, and that variability can complicate clinical trial design, adversely impact the ability of a trial to show a statistically significant improvement and generally adversely impact a clinical development program by introducing additional uncertainties.

The variability of PRO measures and related high placebo response rates have adversely impacted clinical results of other therapies being tested for pruritus and could adversely impact our clinical development of Haduvio. The FDA could also require changes in the PROs we are currently using or indicate that the PROs we are using are insufficient for demonstrating efficacy in pruritus, potentially delaying clinical development of Haduvio, increasing our costs and making additional clinical trials necessary.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for Haduvio or any future product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of our clinical trials and is affected by many factors, including:

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of patients with this severe condition. We have experienced delays and difficulties in the enrollment of patients in our clinical trials, including our PRISM trial and our Phase 2 clinical trial for chronic cough in patients with IPF, which have delayed the completion of our trials. We have taken actions to increase enrollment, including increasing the number of clinical sites, providing sites with additional trial management staff and closing underperforming sites. However, these actions may not be successful. In addition, as a result of the COVID-19 pandemic, clinical sites for our PRISM trial temporarily halted new patient screening and most patient enrollment, and our clinical sites have suspended enrollment and the treatment of patients in our ongoing Phase 2 clinical trial for chronic cough in patients with IPF due to the vulnerability of IPF patients to COVID-19, and multiple sites in the PRISM trial have begun requiring remote monitoring of patient data. We cannot presently predict how long these disruptions to enrollment may continue or whether they will worsen. Furthermore, as a result of the SSRE analysis, we have increased the target number of enrolled patients for our PRISM trial from 240 to 360 subjects, which has also resulted in delays to our expected completion of enrollment for the trial and our anticipated timing for reporting top-line data for the trial.

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

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for Haduvio or any future product candidate, delay or halt the development of and approval processes for such product candidate and jeopardize our ability to commence sales of and generate revenues from such product candidate, any of which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Adverse events or undesirable side effects caused by, or other unexpected properties of, Haduvio or any future product candidate may be identified during development and could delay or prevent the marketing approval or limit the use of Haduvio or any future product candidate.

Adverse events or undesirable side effects caused by, or other unexpected properties of, Haduvio or any future product candidate could cause us, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of such product candidate and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. We cannot be certain that serious adverse events, or SAEs, will not occur in future clinical trials, which could cause the FDA or comparable foreign regulatory authorities to interrupt, delay or halt clinical trials of such product candidate, approve a more restrictive label than we desire or delay or deny regulatory approval.

In addition, Haduvio, as a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. κ-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort, or dysphoria, and hallucinations, at high doses. While we believe that the dual κ-opioid receptor agonist and μ-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. μ-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts, and are associated with respiratory depression and potential cardiac risk. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression, and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. To support our planned submission of an NDA to the FDA for Haduvio, we will be required to conduct a clinical trial of Haduvio to assess cardiac risk and, due to the association of opioids with endocrine dysfunction, a clinical trial to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed, or observed at more severe levels, in the future, or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

In our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, the most frequently reported adverse events associated with Haduvio were nausea, dizziness and headache. In the open label extension of the trial, nausea, dizziness and fatigue were reported. Across both the Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis and the open label extension, a total of four patients reported SAEs, but none of these events was attributed to Haduvio.

In our Phase 2b/3 trial of Haduvio in patients with uremic pruritus, the most frequently reported adverse events attributed to Haduvio were nausea, vomiting, somnolence and dizziness. In patients with uremic pruritus, SAEs were frequent but were primarily related to associated underlying diseases or to procedural complications related to hemodialysis.

If Haduvio or any future product candidate is associated with adverse events or undesirable side effects or demonstrates unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that have initially shown promise in clinical or earlier stage testing were later discovered to cause undesirable or unexpected side effects or raised other safety issues that delayed or prevented further development of the compound.

Many currently approved µ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits.

Many currently approved μ-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While Haduvio has a μ-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of μ-opioids. We plan to conduct a HAL study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction, or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of Haduvio. We cannot predict whether a REMS program would be required as part of FDA approval of Haduvio and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of Haduvio, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize Haduvio. Furthermore, risks of Haduvio that are not adequately addressed through a proposed REMS program for Haduvio may also prevent or delay any approval for commercialization.

In addition, while nalbuphine is currently not classified as a controlled substance under the federal Controlled Substances Act of 1970, or the CSA, or the regulations of the U.S. Drug Enforcement Agency, or the DEA, it is the only opioid analgesic that is approved for marketing in the United States that is not classified as a controlled substance. It is possible that, based on the results of our HAL study, adverse events in our clinical trials or for other reasons, the DEA could determine that Haduvio should be classified as a controlled substance. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and carrying the greater level of regulatory control and Schedule V substances considered to present the lowest relative risk of abuse among such substances and, accordingly, the lowest level of regulatory control. Various states also independently regulate controlled substances. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately regulate drugs as well. While some states automatically classify a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Regulatory authorities in foreign jurisdictions may also determine to classify Haduvio as a controlled substance under different, but potentially no less burdensome, regulations.

If Haduvio is classified as a controlled substance, the level of regulation would depend on how it is scheduled, and we and our suppliers, manufacturers, contractors, distributors and any future customers would be required to obtain and maintain any applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with any applicable state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. Also, if Haduvio is classified as a controlled substance, there is a risk that such regulations could limit its supply for use in clinical trials and, in the future, limit our ability to produce and distribute Haduvio in the volume needed to meet potential commercial demand.

Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates, including controlled substances. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. If Haduvio is classified as a controlled substance, failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing Haduvio and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of the restrictive nature of these regulations, if Haduvio is classified as a controlled substance, depending on how it is scheduled, its commercial prospects could be limited.

Results of preclinical studies and clinical trials may not be predictive of results of later clinical trials.

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or successfully advancing through Phase 1 and Phase 2 clinical trials. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development, and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

At a meeting with the FDA following the completion of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, the FDA advised us that the findings of the Phase 2 clinical trial may not be reliable and recommended that we conduct an additional Phase 2 dose ranging trial to identify the optimal dose and obtain reliable estimates of treatment effect for the recommended primary efficacy endpoint so as to better design and power our planned Phase 3 clinical trials. In providing such advice, the FDA noted the small number of patients in each arm of the Phase 2 clinical trial and the large differential discontinuation rate among the three treatment arms, as well as our plan to increase the fixed-dose treatment duration from eight weeks in the Phase 2 clinical trial to 12 weeks in our PRISM trial.

We have limited experience in designing pivotal clinical trials, and flaws in the design of a clinical trial could result in significant delays in completing the clinical trial or may require us to abandon the clinical trial altogether or conduct additional clinical trials. For example, we have designed our PRISM trial based on an assumed discontinuation rate that takes into account observed discontinuation rates in our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis. If enrolled patients withdraw from our PRISM trial at a rate that is higher than expected, as occurred in our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, or at rates that are inconsistent across clinical sites and treatment arms, we may not achieve the primary endpoint of the trial, the validity or statistical significance of the trial could be impaired and regulatory authorities may not view the trial as supportive of an application for marketing approval. Preclinical and clinical data are also often susceptible to varying interpretations and analyses. Many pharmaceutical and biotechnology companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for those product candidates. Even if we believe that the results of clinical trials for Haduvio or any future product candidate warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of the product candidate.

In addition, some of our data for Haduvio for the treatment of pruritus is drawn from post hoc analyses of data subsets from our Phase 2 clinical trials of Haduvio in patients with prurigo nodularis and uremic pruritus. While we believe these data may be useful in informing the design of our PRISM trial and other future Phase 3 clinical trials for Haduvio, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of patient populations, changes in and adherence to dosing regimens and other clinical trial protocols, as well as the rate of discontinuation among clinical trial participants. If we fail to receive positive results in clinical trials of Haduvio or any future product candidate, the development timeline and regulatory approval and commercialization prospects for those product candidates and, correspondingly, our business and financial prospects would be negatively impacted.

Even if Haduvio or any future product candidate receives marketing approval, we or others may later discover that the product is less effective than previously believed or that it causes undesirable side effects that were not previously identified, which could compromise our ability to market the product.

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

Even if Haduvio or any future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case the market opportunity for Haduvio may be smaller than we estimate and we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if Haduvio or any future product candidate is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market and may be reluctant to prescribe opioid-based therapies due to perceived risks of misuse, abuse and addiction. Further, patients often acclimate to their current therapies and do not want to switch unless their physicians recommend changing products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of Haduvio or any future product candidate may require significant resources and may not be successful. If Haduvio or any future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of Haduvio or any future product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential and perceived advantages of the product compared to other therapies;
•	the prevalence and severity of any side effects;
•	the potential that the DEA could determine that Haduvio should be classified as a controlled substance;
•	the clinical indications for which the product is approved;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	our ability to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support for the product;
•	the approval of other new products for the same indications;
•	the timing of market introduction of the product as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	potential product liability claims;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of Haduvio for the treatment of pruritus associated with prurigo nodularis as our lead program. However, the development of Haduvio for this indication may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing Haduvio or any future product candidates if and when they are approved.

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio receives marketing approval from the FDA in any of our target indications, we believe we will have the opportunity to commercialize it in the United States directly through our own focused, specialty sales organization. If Haduvio receives marketing approval outside the United States, we may develop a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize the product in those markets.

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

In certain indications and markets, we may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize Haduvio or any future product candidate. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be substantially lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidate that receives marketing approval.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to Haduvio or any future product candidate that we may seek to develop or commercialize. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer or more tolerable side effects or are more convenient or less costly than Haduvio or any future product candidate we may develop, which could render any product candidates obsolete and noncompetitive. Our competitors also may obtain FDA or other marketing approval for their products before we are able to obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the applicable market.

If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; and KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis could face competition from these product candidates, including tradipitant, an oral neurokinin-1 receptor antagonist being developed by Vanda Pharmaceuticals that is in Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis.

If Haduvio is approved for the treatment of pruritus associated with primary biliary cholangitis, or PBC, we expect that it would compete with a number of therapeutics that are used off-label to treat pruritus associated with chronic liver disease, including PBC, which may include bile acid sequestrants, such as cholestyramine, which are used off-label and generally as first-line therapy, although they typically provide only modest relief. Cholestyramine is marketed as Questran in the United States and as Colestyr, Efensol, Ipocol, Kolestran, Lipocol, Olestyr, Prevalite or Quantalan in various other countries. Treatment of pruritus associated with chronic liver disease, including PBC, may also include second-line therapies such as the antibiotic rifampicin, naltrexone, the anti-depressant sertraline, as well as phototherapy and drugs such as gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including Korsuva (difelikefalin), an orally administered κ-opioid receptor agonist being developed by Cara Therapeutics, and linerixibat, an ileal bile acid transporter inhibitor being developed by GlaxoSmithKline, both of which are in Phase 2 clinical trials for pruritus associated with PBC. In addition, it is possible that therapies to reduce chronic liver disease, such as ursodeoxycholic acid, which is approved for the treatment of PBC, could reduce the need for therapies to treat pruritus associated with chronic liver disease, including PBC.

If Haduvio is approved for the treatment of chronic cough associated with idiopathic pulmonary fibrosis, or IPF, we expect that it would compete with product candidates currently in development for the treatment of chronic cough associated with IPF, such as RVT-1601, a formulation of cromolyn sodium being developed by Respivant Sciences, and expect that it might also compete with other product candidates currently in development for the treatment of chronic cough by companies including Merck, Shionogi, Bellus Therapeutics and Nerre Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

If Haduvio is approved for the treatment of levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease, we expect that it would compete with Gocovri and Osmolex, which are extended release capsule formulations of amantadine marketed by Adamas Pharmaceuticals and Osmotica, respectively, and expect that it might also compete with other product candidates currently in development for the treatment of LID by companies including Addex Therapeutics and IRLAB Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of Parkinson’s disease by companies could, if approved, reduce the need for therapies to treat LID.

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

Although we maintain product and clinical trial liability insurance of at least $5.0 million in the aggregate, our insurance coverage may not fully cover potential liabilities that we may incur. The cost of any product or clinical trial liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or otherwise protect against potential clinical trial liability or product liability claims, the development and commercial production and sale of Haduvio or any future product candidate could be prevented or inhibited, which could harm our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be harmed.

We do not independently conduct clinical trials of our product candidate. We rely, and expect to continue to rely, on third parties, such as clinical research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of Haduvio and any future product candidate that we may develop. These third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work on a clinical trial. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with our contractors, we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. These third parties may be also impacted by developments in the COVID-19 pandemic or government measures taken in response to the pandemic in ways that negatively impact their ability to fulfill their contractual obligations to us in connection with our clinical trials, even if we are not otherwise directly affected by such developments or measures. Additionally, these third parties may have relationships with other commercial entities, including potential competitors, for which they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. Third parties may not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our protocols. For example, we have terminated clinical investigators from our previous clinical trials due to suspected non-compliance with regulatory requirements. If the third parties on which we rely do not carry out their duties, meet their deadlines or comply with regulatory requirements, we will not be able to, or may be delayed in our efforts to, successfully commercialize Haduvio or any future product candidate. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and we may not be able to generate revenues or become profitable.

We contract with third parties for the manufacture, storage, packaging and distribution of Haduvio for clinical trials, including a single supplier for the active ingredient, and expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio and any future product candidates.

We currently have no manufacturing facilities and a relatively small number of personnel with sufficient experience to oversee the manufacturing process. We rely, and plan to continue to rely, on contract manufacturers and other third-party contractors to manufacture, store, package and distribute both drug substance and drug product for our clinical trials. If any of our product candidates receive regulatory approval, we plan to continue to rely upon contract manufacturers, and, potentially, collaboration partners, to manufacture commercial quantities of such products. We may be unable to establish any further agreements with contract manufacturers or any other third-party contractors, or may fail to do so on acceptable terms or when needed. Even if we are able to establish agreements with such third-party contractors, reliance on third-party contractors entails additional risks, including:

•

manufacturing delays if our third-party contractors prioritize the supply of other companies’ products over Haduvio or any future product candidates or otherwise fail to satisfactorily perform according to the terms of the agreements between us and them, or if unforeseen events in the manufacturing process arise;

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

We do not have long-term supply agreements with any of our contract manufacturers. If any of our existing manufacturers should become unavailable to us for any reason, including as a result of the COVID-19 pandemic or government measures taken in response to the pandemic, we may incur delays in identifying or qualifying replacements. Any performance failure on the part of our contract manufacturers or the other third-party contractors that we use to store and distribute drug substance and drug product could be disruptive to our operations and delay clinical development or marketing approval of Haduvio or any future product candidates of ours or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we believe there are alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

If Haduvio or any future product candidates are approved by any regulatory agency, we will need to enter into agreements with third-party contract manufacturers for the commercial production and distribution of those products. In addition, we may face competition for access to manufacturing facilities as there may be a limited number of contract manufacturers operating under cGMPs that are able manufacture any such product. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, in a timely manner or at all, which could delay our commercialization efforts.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States, such as the ICH. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the applicable product candidate. Similar regulations apply to manufacturers of product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of Haduvio. We expect that we would be similarly dependent on third-party manufacturers of Haduvio at commercial scale or any future product candidate. If our manufacturers cannot successfully manufacture drug substance or drug product that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate and any future commercialization efforts.

In addition, our manufacturers are subject to ongoing periodic inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements both prior to and following the receipt of marketing approval for any product candidate. Some of these inspections may be unannounced. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, seizures or recalls of product candidates, interruptions in supply and criminal prosecutions, any of which could significantly impact the available supplies of Haduvio or any future product candidate and harm our business, financial condition and results of operations.

Our current and anticipated future dependence upon others for the manufacture of Haduvio or any future product candidate may harm our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

While we have not entered into any collaborations to date, we may seek to establish one or more collaborations for the development and commercialization of Haduvio or any future product candidate. Potential collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic research institutions. In addition, if we are able to obtain marketing approval for any product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of those product candidates outside of the United States.

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

If we enter into collaborations with third parties for the development or commercialization of Haduvio or any future product candidate, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We may seek to enter into collaborations with third parties for the development or commercialization of Haduvio or any future product candidate. If we enter into any such collaborations, we would have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of any such product candidates. Our ability to generate revenues from these arrangements would depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We are party to an exclusive license agreement with Endo Pharmaceuticals Inc. under which we have licensed certain patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended release formulation such as Haduvio. We are also party to an exclusive license agreement with Rutgers University under which we have licensed certain patent rights and know-how to develop and commercialize products incorporating nalbuphine for any human or animal use. We may in the future seek additional licenses from others to develop and commercialize additional product candidates or technologies. These licenses may not provide exclusive rights to use the relevant intellectual property in all desired fields of use and in all territories in which we may wish to develop or commercialize product candidates in the future. It is also possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all.

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

If we are unable to obtain and maintain sufficient patent protection for nalbuphine ER, or any future product candidate, and the disease indications for which we are developing, or may in the future develop, nalbuphine ER, or if the scope of the patent protection is not sufficiently broad, competitors could develop and commercialize products similar or identical to such product candidate, and our ability to successfully commercialize such product candidate may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to Haduvio and any future product candidates, and their use for indications for which we are developing, or may develop, them in the future. If we do not adequately protect our intellectual property rights, competitors may erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have licensed exclusive rights under patents, prosecuted additional patents and filed patent applications in the United States and other countries related to methods of use and formulations of Haduvio. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or at all.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and other countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternatively or additionally, we may become involved in post-grant review procedures, oppositions, derivation, proceedings, reexaminations, inter partes review or interference proceedings, in the United States or other countries, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenge may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or product candidates, or limit the duration of the patent protection of Haduvio or any future product candidates of ours. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. As a result, the inventorship or ownership of our intellectual property may be challenged in the future.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming, its outcome would be uncertain and it could prevent or delay us from developing or commercializing Haduvio or any future product candidate.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell products without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing, or may in the future develop, Haduvio or any future product candidate. If any third-party patents or patent applications are found to cover Haduvio or any future product candidate or their methods of use, we may not be free to manufacture or market the product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our Haduvio or any future product candidates, including interference proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to Haduvio or any future product candidate. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that Haduvio or any future product candidate may be accused of infringing. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the relevant patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally, it could include terms that impede or eliminate our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing Haduvio or any future product candidate or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise grounds of invalidity based on lack of novelty or obviousness using published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

Many of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure, non-competition and non-solicitation agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize Haduvio or any future product candidate. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, the failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering Haduvio or any future product candidate, our competitive position would be adversely affected.

If we are unable to obtain licenses from third parties on commercially reasonable terms, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize Haduvio or any future product candidate, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales or an obligation on our part to pay royalties and/or other forms of compensation in connection with any sales we make. Even if we are able to obtain a license, it may be non-exclusive, which could enable our competitors to obtain access to the same technologies licensed to us.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of pruritus associated with prurigo nodularis or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA, or Section 505(b)(2), or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in any case may not be successful.

We commenced our Phase 2b/3 PRISM trial of Haduvio for the treatment of pruritus associated with prurigo nodularis and expect to conduct an additional Phase 3 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for Haduvio for the treatment of pruritus associated with prurigo nodularis and any future product candidates by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug or biologic and, therefore, will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) or similar regulatory pathway does not preclude the FDA from determining that Haduvio is an NCE and therefore not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) or similar regulatory pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Haduvio for the treatment of pruritus associated with prurigo nodularis and any future product candidates, and complications and risks associated with these product candidates, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) or similar regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) or similar regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

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

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market Haduvio or any other product candidate in the United States until we receive approval of an NDA from the FDA or in other countries until we receive marketing approval from the applicable regulatory authorities outside the United States. We have not submitted an application for or received marketing approval for any product candidate in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and other countries, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. The FDA or other regulatory authorities may determine that Haduvio or any future product candidate is not safe and effective, only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We have conducted, are conducting and intend in the future to conduct clinical trials for Haduvio, and may conduct clinical trials for any future product candidates, at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We have conducted, are conducting and intend in the future to conduct clinical trials for Haduvio, and may conduct clinical trials for any future product candidates, at trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with cGCPs. The FDA must be able to validate the data from the trial, including, if necessary, through an onsite inspection. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of Haduvio or the applicable future product candidate.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent Haduvio or any future product candidate from being marketed in other countries. Any marketing approval we are granted in the United States would not assure marketing approval in foreign jurisdictions.

In order to market and sell products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize any products in any market. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any product candidates in any country. In addition, if we fail to obtain the non-U.S. approvals required to market products outside the United States or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of Haduvio or any future product candidate will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

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

A fast track designation, grant of priority review status or breakthrough therapy status by the FDA is not assured and, in any event, may not actually lead to a faster development or regulatory review or approval process and, moreover, would not assure FDA approval of Haduvio or any future product candidate.

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

We expect that any regulatory approval to market Haduvio in the United States will be limited by indication. If we fail to comply or are found to be in violation of FDA and other regulations restricting the promotion of Haduvio for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of pruritus associated with prurigo nodularis. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of pruritus associated with prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA and other government agencies. While we have, and may in the future conduct, clinical trials to evaluate the use of Haduvio to treat pruritic conditions other than pruritus associated with prurigo nodularis, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Under the 21st Century Cures Act and regulatory reform initiatives of the current presidential administration, the FDA’s policies, regulations and guidance may be revised or revoked, which could prevent, limit or delay regulatory approval of Haduvio or any future product candidate, impacting our ability to generate revenue.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or other countries. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, the President issued an executive order applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall have identified at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget in February 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, the President issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. More recently, on October 9, 2019, the President issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize Haduvio or any future product candidate and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of Haduvio or any future product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products.

In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA. Among the provisions of the ACA of potential importance to our business and Haduvio or any future product candidate are the following:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional congressional action is taken.  The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

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

The current presidential administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, however, the U.S. Supreme Court reversed the federal circuit decision upholding Congress’ denial of such risk corridor funding. In addition, Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current presidential administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current presidential administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to review this decision. On June 25, 2020, the current presidential administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We plan to continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

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

In addition, on May 11, 2018, the current presidential administration issued a plan to lower drug prices. Under this blueprint for action, the current presidential administration indicated that the Department of Health and Human Services will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending and drug price increases.  Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs.

More recently, on July 24, 2020, the President issued four executive orders intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare’s 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.  The President has indicated that this order will be held until August 24, 2020, because the administration may not implement it.

The third order was intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action follows the publication of a proposed rulemaking on December 23, 2019, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Finally, the fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

Our computer systems, as well as those of our CROs and other third-party contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business and development programs. For example, the loss of preclinical studies or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data. To the extent any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could also incur liability and the development of Haduvio or any future product candidate could be significantly delayed.

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

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize Haduvio or any future product candidate will be limited.

We expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2020 we had 19 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development and regulatory affairs. In addition, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

The trading price of our common stock is highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of Haduvio or any future product candidates;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to Haduvio or any future product candidates or competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	recruitment or departure of key personnel;
•	expenses related to any of our development programs;
•	results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimated financial results or development timelines;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems in the United States and other countries;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets, and the impacts of the COVID-19 pandemic; and
•	other factors and considerations described in this “Risk Factors” section.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. As of August 13, we had sold 385,823 shares of common stock pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the ATM Sales Agreement or otherwise, or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

Ownership of our common stock is concentrated among our executive officers and directors and their affiliates and our significant stockholders, who have significant influence over our business, which may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors and their affiliates and our significant stockholders in the aggregate, beneficially own shares representing approximately 71.7% of our common stock as of  August 13, 2020. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We have never declared or paid cash dividends on our capital stock and we do not intend to do so in the foreseeable future. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our product pipeline and business. In addition, the terms of the SVB Term Loan preclude us from paying dividends, and any future debt or credit agreements may also preclude us from paying dividends. As a result, future appreciation, if any, in the market value of our common stock will be your sole source of gain for the foreseeable future. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell or issue any equity securities during the three months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

On May 9, 2019, we closed our initial public offering, or IPO, in which we issued and sold 5,500,000 shares of common stock at a public offering price of $10.00 per share. The aggregate gross proceeds to us from our IPO were $55.0 million.

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

As of June 30, 2020, we used $4.0 million of the net proceeds from the IPO to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis, the treatment of chronic cough in patients with IPF and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

Item 5. Other Information.

SVB Term Loan

On August 13, 2020, which we refer to as the Effective Date, we entered into the SVB Loan Agreement with Silicon Valley Bank, as lender, or SVB, pursuant to which SVB has agreed to provide a term loan to us in the original principal amount of $14.0 million, which we refer to as the SVB Term Loan. The proceeds from the SVB Term Loan may be used by us for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%.  If SVB receives evidence satisfactory to it that we have (i) received positive data for the PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, we will be required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

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

TREVI THERAPEUTICS, INC.

Date: August 13, 2020	By:	/s/ Christopher Seiter
Christopher Seiter

Chief Financial Officer (Principal Financial Officer)