Form 10-Q
period 2020-09-30
Trevi Therapeutics, Inc.
filed 2020-11-12
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 18,380,790 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the impact of the COVID-19 pandemic on our clinical trials, business and operations and our response to the pandemic;
•	our ongoing clinical trials, including our Phase 2b/3 PRISM trial of Haduvio (nalbuphine ER) for the treatment of pruritus associated with prurigo nodularis;
•	our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or for other serious neurologically mediated conditions;
•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for, and to obtain and maintain regulatory approvals for Haduvio;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our ability to establish and maintain collaborations or obtain additional funding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$53,293	$57,313
Tax credit and other receivables	59	558
Prepaid expenses	1,857	1,681
Total current assets	55,209	59,552
Deferred offering costs	291	—
Operating lease right-of-use asset	250	312
Security deposit	19	19
Property, equipment and leasehold improvements, net	110	118
Total assets	$55,879	$60,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,258	$1,599
Accrued expenses	4,735	3,501
Operating lease liability - current portion	110	99
Total current liabilities	6,103	5,199
Term loan	13,798	—
Term loan derivative liability	187	—
Operating lease liability - long term portion	173	257
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; and 18,321,068 and 17,834,570 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	18	18
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding at September 30, 2020 or December 31, 2019.	—	—
Additional paid-in capital	173,054	168,746
Accumulated deficit	(137,454)	(114,219)
Total stockholders’ equity	35,618	54,545
Total liabilities and stockholders’ equity	$55,879	$60,001

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,828	$5,650	$15,768	$14,516
General and administrative	2,416	2,000	7,528	5,363
Total operating expenses	7,244	7,650	23,296	19,879
Loss from operations	(7,244)	(7,650)	(23,296)	(19,879)
Other income (expense):
Change in fair value of obligation for loan success fee	—	—	—	(215)
Interest income	3	280	174	567
Interest expense	(148)	—	(148)	—
Total other income (expense), net	(145)	280	26	352
Loss before income tax benefit	(7,389)	(7,370)	(23,270)	(19,527)
Income tax benefit	11	5	35	14
Net loss	$(7,378)	$(7,365)	$(23,235)	$(19,513)
Accretion of redeemable convertible preferred stock	—	—	—	1,535
Dividends accrued on redeemable convertible preferred stock	—	—	—	(2,239)
Adjusted net loss attributable to common stockholders	$(7,378)	$(7,365)	$(23,235)	$(20,217)
Basic and diluted net loss per common share outstanding	$(0.41)	$(0.41)	$(1.30)	$(2.09)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	18,134,886	17,834,570	17,935,865	9,680,512

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,851,152	$18	$170,095	$(130,076)	$40,037
Stock-based compensation	—	—	—	—	—	—	—	—	588	—	588
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	3,158	—	7	—	7
Issuance of common stock under the at-the-market sales agreement, net of commissions and fees	—	—	—	—	—	—	466,758	—	2,364	—	2,364
Net loss	—	—	—	—	—	—	—	—	—	(7,378)	(7,378)
Balance at September 30, 2020	—	$—	—	$—	—	$—	18,321,068	$18	$173,054	$(137,454)	$35,618

Balance at June 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,002	$(100,317)	$67,703
Stock-based compensation	—	—	—	—	—	—	—	—	371	—	371
Net loss	—	—	—	—	—	—	—	—	—	(7,365)	(7,365)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,373	$(107,682)	$60,709

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(Amounts in thousands, except share amounts)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	—	—	—	—	—	—	1,907	—	1,907
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	18,343	—	34	—	34
Issuance of common stock from employee stock purchase plan	—	—	—	—	—	—	1,397	—	3	—	3
Issuance of common stock under the at-the-market sales agreement, net of commissions and fees	—	—	—	—	—	—	466,758	—	2,364	—	2,364
Net loss	—	—	—	—	—	—	—	—	—	(23,235)	(23,235)
Balance at September 30, 2020	—	$—	—	$—	—	$—	18,321,068	$18	$173,054	$(137,454)	$35,618

Balance at December 31, 2018	15,387,923	$21,033	22,608,695	$33,686	38,097,672	$61,023	438,600	$4	$—	$(109,498)	$(109,494)
Stock-based compensation	—	—	—	—	—	—	—	—	754	—	754
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	14,736	—	38	—	38
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	6,849,315	11,059	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	5,406,844	326	6,478,999	551	3,792,386	1,362	—	—	—	(2,239)	(2,239)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	31	—	—	—	—	—	(24)	(24)
Accretion of discount on investor rights/obligation	—	84	—	117	—	—	—	—	—	(201)	(201)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(651)	—	(940)	—	(403)	—	—	—	1,994	1,994
Accretion of issuance costs on redeemable convertible preferred stock	—	7	—	4	—	223	—	—	—	(234)	(234)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,464	22,033	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(19,513)	(19,513)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,373	$(107,682)	$60,709

See accompanying notes.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(23,235)	$(19,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	30
Changes in fair value of obligation for loan success fee	—	215
Accretion/accrual of term loan discounts and debt issuance	68	—
Stock-based compensation	1,907	754
Changes in operating assets and liabilities:
Receivables	499	(19)
Prepaid expenses	(176)	(388)
Accounts payable	(341)	(332)
Accrued expenses and other expenses	1,168	2,362
Net cash used in operating activities	(20,076)	(16,891)
Investing activities
Acquisitions of property, equipment and leasehold improvements	(27)	(9)
Net cash used in investing activities	(27)	(9)
Financing activities
Payment of loan success fee	—	(675)
Proceeds from term loan	14,000	—
Financing costs of term loan	(53)	—
Proceeds from at-the-market sales, net commissions and fees	2,442	—
Proceeds from exercises of stock options	34	38
Proceeds from the employee stock purchase plan	3	—
Proceeds from sale of Series C redeemable convertible preferred stock, net of issuance costs	—	9,963
Proceeds from issuance of common stock upon completion of initial public offering, net of underwriting commissions and discounts	—	51,150
Proceeds from private placement, net of private placement agent fees	—	13,950
Payments of offering costs	(343)	(1,213)
Net cash provided by financing activities	16,083	73,213
Net cash increase (decrease)	(4,020)	56,313
Cash and cash equivalents at beginning of period	57,313	7,202
Cash and cash equivalents at end of period	$53,293	$63,515
Supplemental disclosure of cash flow information
Interest paid	$30	$—
Supplemental disclosure of non-cash financing activities
Offering costs included in accounts payable and accrued expenses	$26	$—
Financing costs included in accounts payable and accrued expenses	$31	$—
Accretion on redeemable convertible preferred stock	$—	$(1,535)
Dividends accrued on redeemable convertible preferred stock	$—	$2,239

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.  Since inception, the Company has financed its operations primarily through private placements of its redeemable convertible preferred stock and convertible notes as well as borrowings under term loan facilities, with proceeds from the Company’s initial public offering (“IPO”) and concurrent private placement completed in May 2019, and with sales of common stock under the Company’s sales agreement with SVB Leerink LLC (the “ATM Sales Agreement”).  The Company has incurred recurring losses since inception, including net losses attributable to the Company of $23.2 million for the nine months ended September 30, 2020 and $26.1 million for the year ended December 31, 2019.  In addition, as of September 30, 2020, the Company had an accumulated deficit of $137.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of November 12, 2020, the issuance date of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents of $53.3 million as of September 30, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 and 2019 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information.  Certain information and footnote disclosure typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair presentation of the Company’s interim financial statements presented.  The results of operations for the interim periods are not necessarily indicative of the results expected for the full year or any subsequent period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to September 30, 2020 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2020, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim period, or any future year or period.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, term loans, term loan derivative liability and obligation for loan success fee (Note 6). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach (Note 6).

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and the basis for that measurement, by level within the fair value hierarchy (Note 6).  There were no such financial liabilities as of December 31, 2019:

	Balance September 30, 2020	Level 1	Level 2	Level 3
Financial liabilities
Term loan derivative liability	$187	$—	$—	$187
	$187	$—	$—	$187

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	September 30,	December 31,
	2020	2019
Financial liabilities
Balance at beginning of year(1)	$—	$1,556
Term loan derivative liability	187	—
Unrealized loss on Series C redeemable convertible preferred stock liability	—	—
Unrealized loss on obligation for loan success fee	—	215
Net settlements(2)	—	(1,771)
Ending balance	$187	$—

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. Deferred offering costs relating to the Company’s ATM Sales Agreement were $291 as of September 30, 2020, excluding $77 which has been recorded as a reduction to stockholders’ equity (deficit) in connection with sales under the agreement. The Company’s IPO was completed in May 2019 and IPO costs incurred in 2019 were recorded as a reduction to stockholders’ equity (deficit). As a result, deferred offering costs were $0 as of December 31, 2019.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss, as adjusted for accretion and accrued dividends on redeemable convertible preferred stock, by the weighted average common shares outstanding during the period. For all periods presented, outstanding shares of Series A redeemable convertible preferred stock, shares of Series B redeemable convertible preferred stock, shares of Series C Preferred Stock, if any, and shares issuable upon exercise of stock options have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per share are the same for each of the periods presented.

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K, which could be expected to materially impact the Company’s unaudited Condensed Consolidated Financial Statements.

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	As of September 30, 2020	As of December 31, 2019
Prepaid R&D payments	$741	$1,113
Prepaid corporate insurance	958	491
Other	158	77
	$1,857	$1,681

4.	Leases

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

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease.  As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, which is updated periodically, based on information available at the commencement date of the lease to determine the present value of the lease payments.  The incremental borrowing rate used on existing leases as of September 30, 2020 was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight-line basis over the lease term. The Company had no new leases during the nine months ended September 30, 2020.

The Company’s operating leases consist of real estate and equipment, and have remaining terms ranging from approximately 3 months to 2 years and 6 months. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheet:

	As of September 30, 2020	As of December 31, 2019
Assets:
Operating lease right-of-use asset	$250	$312
Liabilities:
Operating lease liabilities, current portion	110	99
Operating lease liabilities, long term portion	173	257
Total operating lease liabilities	$283	$356

Future minimum lease payments under the operating leases are as follows as of September 30, 2020:

As of September 30, 2020
2020	$35
2021	138
2022	131
2023	24
Total lease payments	328
Less: imputed discount rate	(45)
Carrying value of operating lease liabilities	$283

Lease expense under operating leases, including leases of office equipment, was $31 for each of the three-month periods ended September 30, 2020 and 2019, and $93 for each of the nine-month periods ended September 30, 2020 and 2019. Lease payments made in the three months ended September 30, 2020 and 2019 were $23 and $34, respectively, and $103 and $91 for the nine months ended September 30, 2020 and 2019, respectively, with such amounts reflected in the Condensed Consolidated Statement of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2020	As of December 31, 2019
Accrued research projects	$2,901	$2,084
Accrued consulting and professional fees	879	338
Accrued compensation and benefits	824	776
Other	131	303
	$4,735	$3,501

6.	Debt

Silicon Valley Bank Term Loan

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, as lender (“SVB”), pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The Company may use the proceeds from the SVB Term Loan for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). On the first business day of each month, the Company will be required to make monthly interest payments and commencing on March 1, 2022, the Company will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If the Company fails to meet certain equity raise requirements under the SVB Loan Agreement, it will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement, and exercise remedies against the Company and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including the Company’s cash.

In August 2020, in connection with the SVB Term Loan, the Company paid $56 in financing costs to a third party, which were recorded as deferred charges—loan and will be amortized over the life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $3 for each of the three and nine-month periods ended September 30, 2020, and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. Loan discount—unamortized deferred charges totaled $53 for the nine months ended September 30, 2020, and is included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheet.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheet and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $1 for each of the three and nine-month periods ended September 30, 2020, and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. At September 30, 2020 the loan discount-financing costs balance was $26.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2020, $64 was accrued for the final payment fee, with such amount included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

Upon the occurrence of the Phase 3 Event, the interest rate on the SVB Term Loan will increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represents a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging, and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusts this liability to fair value at each reporting date it remains outstanding, with such adjustments recorded as non-cash charges in other income (expense) in the Company’s Condensed Consolidated Statements of Operations. The change in fair value of the term loan derivative liability as of September 30, 2020 as compared to the fair value at its last measurement date (its date of inception) was not significant. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Operations through the SVB Term Loan’s maturity date.  Such amortization was insignificant in the three and nine month periods ended September 30, 2020.  The term loan discount – interest is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020. The term loan derivative liability is presented as a non-current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020.

Fair values of the term loan derivative liability are estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates.  For the fair value calculations of the term loan derivative liability at its inception and at September 30, 2020, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0%; and the SVB Term Loan maturity date of February 1, 2024.

For each of the three and nine-month periods ended September 30, 2020, interest expense under the SVB Term Loan totaled $148, which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan, all as described above.  There was no such interest expense on the SVB Term Loan for either of the three and nine-month periods ended September 30, 2019.  As of September 30, 2020, the Company had outstanding borrowings of $14.0 million under the SVB Term Loan and the term loan payable balance as presented in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020 was comprised as shown below.  There were no outstanding borrowings under the SVB Term Loan as of December 31, 2019.

September 30,
2020
Principal outstanding under term loan	$14,000
Term loan discount-interest	(187)
Term loan discount-unamortized deferred charges	(53)
Term loan discount-financing costs, net of accretion	(26)
Term loan-final payment fee	64
13,798
Less current portion	—
Term loan payable, non-current	$13,798

Interest expense on SVB Term Loan, which is comprised of interest payments, amortization of financing costs and the accrual of the final payment fee, is shown below for the three and nine months ended September 30, 2020.  There was no such expense under the SVB Term Loan for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Interest payments	$80	$80
Amortization of financing costs	4	4
Accrual of the final payment fee	64	64
	$148	$148

Solar Capital Term Loan

On December 29, 2014, the Company entered into a loan and security agreement (the “Solar Loan Agreement”) with Solar Capital, Ltd. and Square 1 Bank (together, “Solar”), which provided $15.0 million in debt financing (the “Solar Term Loan”).  On June 29, 2018, the maturity date of the Solar Loan Agreement, the Company made its final payments of principal and interest due to Solar in connection with the Solar Term Loan, as well as $450 in full payment of the final fee and $82 in full payment of the amendment fee. As a result, there were no outstanding borrowings under the Solar Term Loan as of September 30, 2020 or December 31, 2019, and the Company’s obligations to Solar under the Solar Loan Agreement were terminated.

Under the terms of the Solar Loan Agreement, the Company was obligated to pay Solar a Success Fee (“Success Fee”) under a Success Fee Agreement (“Success Fee Agreement”) upon the first occurrence of an Exit Event, as defined. The Exit Event included, among other things, the completion of a public offering of common stock. The amount of the Success Fee was equal to 4.5% of the $15.0 million Solar Term Loan funded. The Success Fee Agreement was scheduled to terminate on the earlier to occur of (a) payment in full of the Success Fee pursuant to its terms, or (b) December 29, 2021. The completion of the IPO on May 9, 2019 (see Note 7) triggered the Success Fee payment obligation and the Company made payments to Solar totaling $675 in May 2019. Upon such payments, the Success Fee Agreement terminated.

The Success Fee Agreement represented a free-standing financial instrument. Accordingly, the Company accounted for the Success Fee provision as a derivative under ASC 815, Derivatives and Hedging, and therefore recorded an obligation for the Success Fee at its fair value on the closing date of each advance under the Solar Loan Agreement. Upon recording such obligations for the Success Fee, the Company also recorded an offsetting loan discount, which was accreted to interest expense in the Company’s Statements of Operations through the Solar Term Loan’s maturity date. The Company adjusted these liabilities for the Success Fee to fair value at each reporting date they remained outstanding. As discussed above, the Success Fee was paid in May 2019; and therefore, the total fair value of the Success Fee liabilities was $0 at each of September 30, 2020 and December 31, 2019. The Company recorded non-cash charges in the amount of $0 for each of the three months ended September 30, 2020 and 2019, and $0 and $215 for the nine months ended September 30, 2020 and 2019, respectively, representing the changes in the fair value of these liabilities since their last measurement date. The fair values of the obligation for the Success Fee were estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Exit Event and other probability estimates. The non-cash charges are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

7.	Stockholders’ Equity

Redeemable Convertible Preferred Stock

Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock, including the accrued dividends thereon, automatically converted into an aggregate of 10,381,234 shares of the Company’s common stock.  Upon such conversion of the redeemable convertible preferred stock, the Company reclassified the carrying values of the redeemable convertible preferred stock to common stock and additional paid-in capital.

Common Stock

As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, respectively, with a par value of $0.001 per share.

As of September 30, 2020 and December 31, 2019, the Company had reserved 3,674,484 shares and 2,778,812 shares of common stock, respectively, for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below:

	September 30, 2020	December 31, 2019
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	1,025,649	1,043,992
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	2,316,781	1,579,714
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	332,054	155,106
	3,674,484	2,778,812

Initial Public Offering and Concurrent Private Placement

On May 9, 2019, the Company completed its IPO and a concurrent private placement in which it issued and sold an aggregate of 7,000,000 shares of common stock at an offering price of $10.00 per share, for net proceeds of $62.1 million, after deducting aggregate underwriting discounts and commissions and private placement agent fees of $4.9 million and other offering expenses of $3.0 million. The Company’s common stock began trading on The Nasdaq Global Market on May 7, 2019 under the ticker symbol “TRVI”.

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020, and as of September 30, 2020, the Company had issued and sold an aggregate of 466,758 shares of common stock for gross proceeds of $2.5 million, before deducting estimated commissions and fees of $0.2 million.

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

As of September 30, 2020, awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), as amended that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 713,383 shares, equal to 4% of the Company’s then-outstanding Common Stock, effective as of January 1, 2020.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The Company’s board of directors administers the 2012 Plan. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers and directors, as well as consultants and advisors to the Company.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options vest over four years based on varying vesting schedules including: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years.  As of September 30, 2020 and December 31, 2019, respectively, options to purchase 1,302,133 shares and 631,234 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of September 30, 2020 and December 31, 2019, respectively, options to purchase 1,025,649 and 1,043,992 shares of common stock were granted and outstanding, net of cancelations, under the 2012 Plan.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

During the nine months ended September 30, 2019, stock options to purchase 674,602 shares of the Company’s common stock were granted.

During the nine months ended September 30, 2019, stock options were exercised for 14,736 shares of common stock.

During the nine months ended September 30, 2019, stock options to purchase 35,745 shares of the Company’s common stock were forfeited.

During the nine months ended September 30, 2019, stock options to purchase 6,359 shares of the Company’s common stock expired.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the nine months ended September 30, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	1,675,226	$6.20	7.8	$864
Granted	694,583	$5.24
Forfeited	(11,842)	$10.00
Expired	(11,842)	$10.00
Exercised	(18,343)	$1.82
Outstanding as of September 30, 2020	2,327,782	$5.91	7.8	$1,056
Options exercisable as of September 30, 2020	1,018,591	$4.85	6.3	$957
Options unvested as of September 30, 2020	1,309,191	$6.73	8.9	$99

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

During the nine months ended September 30, 2020, 1,397 shares of common stock were issued and sold under the 2019 ESPP. The Company recognized $1 and $2 of stock-based compensation expense for the 2019 ESPP during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the

Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 178,345 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2020.

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

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$82	$45	$259	$97
General and administrative expense	506	326	1,648	657
	$588	$371	$1,907	$754

8.	Income Taxes

During the three and nine months ended September 30, 2020 and 2019, the Company maintained a full valuation allowance on deferred tax assets. Therefore, the Company has not recorded a provision for income taxes.

9.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(7,378)	$(7,365)	$(23,235)	$(19,513)
Plus: Accretion of redeemable convertible preferred stock	—	—	—	1,535
Plus: Dividends accrued on redeemable convertible preferred stock	—	—	—	(2,239)
Adjusted net loss attributable to common stockholders	$(7,378)	$(7,365)	$(23,235)	$(20,217)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	18,134,886	17,834,570	17,935,865	9,680,512
Basic and diluted net loss per common share outstanding	$(0.41)	$(0.41)	$(1.30)	$(2.09)

Accretion and dividends included in the table above were calculated through the IPO date.

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on shares outstanding as of September 30, 2020 and 2019, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2020	2019
Outstanding stock options	2,327,782	1,694,910
	2,327,782	1,694,910

10.	Collaborative and Licensing Agreements

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

Upon entering into the license agreement, the Company paid Rutgers a minimal upfront license issue fee, which was recorded as R&D expense in 2018, and agreed to pay Rutgers a minimal annual license fee. The Company may become obligated to make milestone payments to Rutgers in the aggregate of up to $331 based on the achievement of certain clinical, regulatory and sales milestones. The Company has also agreed to pay Rutgers a low single-digit percentage of certain income it receives from sublicensees and to pay tiered low single-digit royalties based on net sales of licensed products by the Company and its affiliates and sublicensees.

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

11.	Commitments and Contingencies

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

The Company also has commitments under lease and licensing agreements (Note 4 and Note 10).

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

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the patients in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we have increased the planned trial size to 360 subjects. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic as new patient screening and most patient enrollment were temporarily halted. Patient screening restrictions have been lifted in the United States and Europe. Our sites began to restart patient screening and enrollment during May and June 2020. We now have approximately 80% of our sites screening patients. We have increased the number of active sites to more than 60 globally and approximately 190 subjects have enrolled in the trial. Based on the increased sample size, and considering the uncertainties associated with the COVID-19 pandemic, we continue to expect to complete enrollment in the third quarter of 2021 and report top-line data in the fourth quarter of 2021.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF. This Phase 2 clinical trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF and is designed to enroll approximately 60 subjects with a goal to have 44 study completers. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients, our clinical sites halted their enrollment and treatment of patients in this trial. While patient screening and enrollment resumed at certain clinical trial sites in the fourth quarter of 2020, some sites may take longer to resume screening and enrollment due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  We recently amended the study protocol to reduce the number of in-person visits and procedures to facilitate this study being completed in an at-risk patient population for COVID-19. This trial is currently being conducted in the United Kingdom, and we are assessing additional study sites in Germany which could potentially accelerate enrollment and reduce the risks inherent to single-country recruitment during the COVID-19 pandemic.

In addition, we conducted a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of Haduvio in this population. This trial was designed as an open label, non-randomized, parallel-group, single and multiple ascending dose pharmacokinetic trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild, moderate and severe hepatic impairment and there were no serious adverse events reported in the trial.  After reviewing the safety and PK data generated in the single ascending dose portion of the trial, we believe that these data are sufficient to support further investigation of Haduvio in potential future safety and efficacy studies in patients with relevant liver diseases without the need to conduct the multiple ascending dose portion of the trial. We intend to use the data from the hepatic impairment study to support a new drug application, or NDA, submission for Haduvio for pruritus in prurigo nodularis and evaluate the potential to conduct a Phase 2 trial with pruritus associated with primary biliary cholangitis, or PBC.

We have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease and plan to submit an Investigational New Drug, or IND, application to the FDA in the future.

We are currently focusing our resources on completing the PRISM trial and our Phase 2 trial for chronic cough in patients with IPF. We are continuing to prepare to conduct the Phase 2 trial for LID in patients with Parkinson’s disease and evaluate the potential to conduct a Phase 2 trial in patients with pruritus associated with PBC, but plan to prioritize our cash and operational resources on our two lead clinical programs.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2020, we had an accumulated deficit of $137.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

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

On June 26, 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of September 30, 2020 we had issued and sold an aggregate of 466,758 shares of common stock for gross proceeds of $2.5 million, before deducting estimated commissions and fees of $0.2 million.

On August 13, 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank pursuant to which Silicon Valley Bank provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month, we will be required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. For further discussion of the SVB Term Loan, see “—Liquidity and Capital Resources”.

As of September 30, 2020, we had cash and cash equivalents of $53.3 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2022.  Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis, including as a result of the increase in the target number of subjects to be enrolled from 240 to 360 following the completion of the SSRE analysis, the additional Phase 3 clinical trial we will be required to conduct to support the submission of an NDA to the United States Food and Drug Administration, or FDA, for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the development and validation of our commercial manufacturing process for Haduvio and other development activities, including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. In addition, we may continue to incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

Impacts of COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites and delays in activating new clinical sites. For example, in our ongoing PRISM trial, new patient screening and most enrollment was temporarily halted due to the COVID-19 pandemic. Patient screening restrictions have been lifted in the United States and Europe.  Many of our sites restarted patient screening and enrollment throughout May and June 2020. Furthermore, multiple sites in the PRISM trial are requiring remote monitoring of patient data and we could be required to amend the protocol for the trial to have fewer patient visits over the course of the trial. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with IPF temporarily suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and we recently amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 clinical trial for chronic cough in patients with IPF resumed at certain clinical trial sites in the fourth quarter of 2020, some sites may take longer to resume screening and enrollment due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Other Income (Expense), Net

Interest Expense on our Term Loan Facility

In August 2020, we entered into the SVB Loan Agreement under which we borrowed $14.0 million under a term loan, or the SVB Term Loan. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If Silicon Valley Bank receives evidence satisfactory to it that the we have (i) received positive data for the PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The SVB Term Loan requires interest-only payments until March 2022. We will then be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.

Change in Fair Value of Obligation for Loan Success Fee

In connection with our prior term loan with Solar Capital, Ltd. and Square 1 Bank, which we refer to as the Solar Term Loan, we entered into a success fee agreement under which we agreed to pay the lenders a success fee, which we refer to as the Success Fee, upon the occurrence of an exit event, as defined in the success fee agreement. We recognized changes in the fair value of this obligation for the Success Fee in our statements of operations as a component of other income (expense), net. We recognized changes in the fair value of the obligation for the Success Fee until the Success Fee payment was triggered and paid upon the closing of our IPO in May 2019.

Interest Income

Interest income consists of interest earned from money market funds on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$4,828	$5,650	$(822)
General and administrative	2,416	2,000	416
Total operating expenses	7,244	7,650	(406)
Loss from operations	(7,244)	(7,650)	406
Other income (expense):
Interest income	3	280	(277)
Interest expense	(148)	—	(148)
Total other income (expense), net	(145)	280	(425)
Loss before income tax benefit	(7,389)	(7,370)	(19)
Income tax benefit	11	5	6
Net loss	$(7,378)	$(7,365)	$(13)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019
Clinical development expenses	$3,683	$4,546
Personnel and related expenses	704	531
Consulting expenses and professional fees	334	421
Stock-based compensation expenses	82	45
Other research and development expenses	25	107
Total research and development expenses	$4,828	$5,650

Research and development expenses for the three months ended September 30, 2020 decreased to $4.8 million from $5.7 million for the corresponding period in 2019. The decrease was primarily due to decreased activity in our Phase 1b clinical trial in patients with chronic liver disease due to the completion of the trial, as well as decreased activity in our Phase 2 trial in chronic cough in patients with IPF due to the temporary pausing of enrollment and treatment of patients as a result of the COVID-19 pandemic. The decrease in expenses related to these two trials was partially offset by an increase in activity and enrollment in our ongoing Phase 2b/3 PRISM trial. In addition, the decrease in clinical development expenses was partially offset by an increase in personnel and related expenses of $0.2 million as a result of an increase in our employee headcount and employee compensation. For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 increased to $2.4 million from $2.0 million for the corresponding period in 2019. The increase was primarily due to an increase in stock-based compensation expenses of $0.2 million, which we incurred from the issuance of new stock option grants in the first quarter of 2020 and a $0.2 million increase in expenses related primarily to consulting fees.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2020 decreased to other (expense), net of $0.1 million from other income, net of $0.3 million for the corresponding period in 2019. The decrease reflects a decrease in interest income of $0.3 million for the three months ended September 30, 2020 as compared to the prior year period, primarily due to lower market interest rates and a $0.1 million increase in expense due to interest expense on the SVB Term Loan recognized in the three months ended September 30, 2020 with no comparable expense recognized in the corresponding period in 2019.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$15,768	$14,516	$1,252
General and administrative	7,528	5,363	2,165
Total operating expenses	23,296	19,879	3,417
Loss from operations	(23,296)	(19,879)	(3,417)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(215)	215
Interest income	174	567	(393)
Interest expense	(148)	—	(148)
Total other income (expense), net	26	352	(326)
Loss before income tax benefit	(23,270)	(19,527)	(3,743)
Income tax benefit	35	14	21
Net loss	$(23,235)	$(19,513)	$(3,722)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Clinical development expenses	$12,453	$11,659
Personnel and related expenses	2,104	1,694
Consulting expenses and professional fees	850	852
Stock-based compensation expenses	259	97
Other research and development expenses	102	214
Total research and development expenses	$15,768	$14,516

Research and development expenses for the nine months ended September 30, 2020 increased to $15.8 million from $14.5 million for the corresponding period in 2019. The increase was primarily due to increased activity in our Phase 2b/3 PRISM trial as well as an increase in expenses related to the purchase of clinical trial supplies. The increase from these activities was partially offset by reduced spending on our Phase 1b clinical trial in patients with chronic liver disease due to the completion of the trial, as well as less activity in our Phase 2 trial in chronic cough in patients with IPF due to the temporary pausing of enrollment and treatment of patients as a result of the COVID-19 pandemic. In addition, personnel and related expenses increased by $0.4 million as a result of an increase in our employee headcount and stock-based compensation expenses increased by $0.2 million. For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 increased to $7.5 million from $5.4 million for the corresponding period in 2019. The increase was primarily due to an increase in expenses related primarily to being a public company of $1.0 million and an increase in stock-based compensation expenses of $1.0 million, which we incurred from the issuance of new stock option grants in the second quarter of 2019 in connection with the IPO and in the first quarter of 2020.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2020 decreased to other income, net of $26 thousand from other income, net of $0.4 million for the corresponding period in 2019. The decrease reflects the decrease in interest income of $0.4 million for the nine months ended September 30, 2020 as compared to the prior year period, primarily due to lower market interest rates and a $0.1 million increase in expense due to interest expense on the SVB Term Loan recognized in the nine months ended September 30, 2020 with no comparable expense recognized in the corresponding period in 2019.  These changes in interest income and interest expense were partially offset by a decrease in expense of $0.2 million attributable to expense being recognized in the nine months ended September 30, 2019 for the change in fair value of obligation for the Success Fee with no comparable expense recognized in the corresponding period in 2020.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under the Solar Term Loan. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under the Solar Term Loan. As of June 30, 2018, all amounts owed under the Solar Term Loan had been paid in full.

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

As of September 30, 2020, we had cash and cash equivalents of $53.3 million. Our cash and cash equivalents are primarily held in money market accounts.

On June 26, 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of September 30, 2020 we had issued and sold an aggregate of 466,758 shares of common stock for gross proceeds of $2.5 million, before deducting estimated commissions and fees of $0.2 million.

On August 13, 2020, which we refer to as the Effective Date, we entered into the SVB Loan Agreement, with Silicon Valley Bank, as lender, or SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. The proceeds from the SVB Term Loan may be used by us for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(20,076)	$(16,891)
Net cash used in investing activities	(27)	(9)
Net cash provided by financing activities	16,083	73,213
Net cash increase (decrease)	$(4,020)	$56,313

Operating Activities

During the nine months ended September 30, 2020, operating activities used $20.1 million of cash, resulting from our net loss of $23.2 million, partially offset by changes in our operating assets and liabilities of $1.2 million, net and non-cash charges of $2.0 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $1.2 million increase in accrued expenses, a $0.2 million increase in prepaid expenses, a $0.3 million decrease in accounts payable and a $0.5 million decrease in receivables. The increase in accrued expenses was primarily due to increased accruals for research, development and clinical trial work performed by our CROs and increased accruals related to professional fees. The increase in prepaid expenses was primarily due to prepayments of our corporate insurance policies, partially offset by a decrease in prepayments made with respect to research, development and clinical trial work performed by our CROs and other vendors.  The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in receivables was primarily due to a refund of prepayments made to one of our vendors, which we received in the first quarter of 2020. The non-cash charges for the nine months ended September 30, 2020 consisted primarily of stock-based compensation expense of $1.9 million.

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

Investing Activities

During the nine months ended September 30, 2020 and 2019, we used an insignificant amount of cash in investing activities.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $16.1 million, primarily consisting of  cash proceeds from the SVB Term Loan of $14.0 million and gross cash proceeds of $2.5 million from sales of our common stock under the ATM Sales Agreement, before deducting estimated commissions and fees of $0.2 million.

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

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, including as a result of the increase in the target number of patients to be enrolled from 240 to 360 based on the SSRE analysis, the additional Phase 3 clinical trial we will need to conduct to support the submission of an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 clinical trial in chronic cough in patients with IPF, the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease and for pruritus associated with PBC. In addition, we have incurred and may continue to incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, and in the notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 11 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for discussion regarding our commitments and contingent commitments.

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in Note 2 to our audited Consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which could be expected to materially impact our unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites and delays in activating new clinical sites. For example, in our ongoing Phase 2b/3 trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, which we refer to as our PRISM trial, new patient screening and most enrollment was temporarily halted due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the PRISM trial have begun requiring remote monitoring of patient data and we could be required to amend the protocol for the trial to have fewer patient visits over the course of the trial.  In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, temporarily suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and we recently amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 clinical trial for chronic cough in patients with IPF resumed at certain clinical trial sites in the fourth quarter of 2020, some sites may take longer to resume screening and enrollment due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

The COVID-19 pandemic may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials. In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including allowing employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events, each of which could negatively affect our business.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $23.2 million, $26.1 million and $20.5 million for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $137.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, borrowings under our prior term loan facility, our initial public offering and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, and the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

•	negotiate and execute pediatric development plans and complete any post-approval commitments;
•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of Haduvio or any future product candidate for clinical development and, potentially, commercialization;
•	acquire or in-license rights to other potential product candidates or technologies;
•	initiate and conduct research, preclinical and clinical development efforts for any future product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, regulatory and scientific personnel;
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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2020 and in the years ended December 31, 2019 and 2018, we used net cash of $20.1 million, $23.1 million and $18.3 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of September 30, 2020, our cash and cash equivalents were $53.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of Haduvio, including our ongoing PRISM trial and the additional Phase 3 clinical trial we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and our other ongoing clinical trials, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials, if any. In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions.  In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

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

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement).  The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt. Additionally, if we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.

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

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change or the landscape of available, approved therapies could change in a manner rendering our clinical data insufficient to obtain marketing approvals; and

•

the FDA or comparable foreign regulatory authorities may refuse to accept for substantive review any NDA, MAA or other comparable foreign regulatory application that we submit for a product candidate or may conclude after review of our data that our application is insufficient to obtain marketing approval of a product candidate.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of patients with this severe condition. We have experienced delays and difficulties in the enrollment of patients in our clinical trials, including our PRISM trial and our Phase 2 clinical trial for chronic cough in patients with IPF, which have delayed the completion of our trials. We have taken actions to increase enrollment, including increasing the number of clinical sites, providing sites with additional trial management staff and closing underperforming sites. However, these actions may not be successful. In addition, as a result of the COVID-19 pandemic, clinical sites for our PRISM trial temporarily halted new patient screening and most patient enrollment.  After resuming screening and enrollment, multiple sites in the PRISM trial have begun requiring remote monitoring of patient data and we could be required to amend the protocol for the trial to have fewer patient visits over the course of the trial.  In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with IPF temporarily suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and we recently amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 clinical trial for chronic cough in patients with IPF resumed at certain clinical trial sites in the fourth quarter of 2020, some sites may take longer to resume screening and enrollment due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.   Furthermore, as a result of the SSRE analysis, we have increased the target number of enrolled patients for our PRISM trial from 240 to 360 subjects, which has also resulted in delays to our expected completion of enrollment for the trial and our anticipated timing for reporting top-line data for the trial.

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

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it would compete with product candidates currently in development for the treatment of chronic cough associated with IPF, such as ifenprodil which is being developed by Algernon Pharmaceuticals, and expect that it might also compete with other product candidates currently in development for the treatment of chronic refractory cough by companies including Merck, Shionogi, Bellus Health, Bayer and Nerre Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. It is unclear whether the FDA will treat the active moieties in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

We do not have long-term supply agreements with any of our contract manufacturers. If any of our existing manufacturers should become unavailable to us for any reason, or fail to supply us with the ordered quantities, including as a result of the COVID-19 pandemic or government measures taken in response to the pandemic, we may incur delays in identifying or qualifying replacement manufacturers or in obtaining replacement supply. Any performance failure on the part of our contract manufacturers or the other third-party contractors that we use to store and distribute drug substance and drug product could be disruptive to our operations and delay clinical development or marketing approval of Haduvio or any future product candidates of ours or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing.  In October 2020,  Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filing may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we believe there are alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization, milestone payment, royalty and other obligations on us. If we fail to comply with our material obligations under these agreements, or if we are subject to a bankruptcy event, the licensor may have the right to terminate the license or convert the license to a non-exclusive license, in which event we may be required to negotiate a new or reinstated license with less favorable terms or would not be able to exclusively market, or market at all, products covered by the license. For instance, Rutgers University has asserted that we are not in compliance with our diligence obligations under our license agreement with Rutgers University and could seek to terminate the license agreement if we are unable to resolve the matter. Any termination of our license agreements could have a material adverse impact on our business.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and other countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternatively or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, reexaminations, inter partes review or interference proceedings, in the United States or other countries, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenge may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or product candidates, or limit the duration of the patent protection of Haduvio or any future product candidates of ours. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. As a result, the inventorship or ownership of our intellectual property may be challenged in the future.

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

We commenced our Phase 2b/3 PRISM trial of Haduvio for the treatment of pruritus associated with prurigo nodularis and expect to conduct an additional Phase 3 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for Haduvio for the treatment of pruritus associated with prurigo nodularis and any future product candidates by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) or similar regulatory pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Haduvio for the treatment of pruritus associated with prurigo nodularis and any future product candidates, and complications and risks associated with these product candidates, would likely increase significantly. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020.  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open and if no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current presidential administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current presidential administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to review this decision. On June 25, 2020, the current presidential administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in this case took place on November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We plan to continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

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

In addition, on May 11, 2018, the current presidential administration issued a plan to lower drug prices. Under this blueprint for action, the current presidential administration indicated that the Department of Health and Human Services will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending and drug price increases.  Additionally, on September 24, 2020, the FDA finalized a rulemaking that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. The President also recently issued several executive orders that are intended to lower the costs of prescription drug products. These orders direct the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer; Thomas Sciascia, M.D., our Chief Medical Officer; and Helena Brett-Smith, M.D., our Chief Development Officer; as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Ms. Good and Dr. Sciascia, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all of the members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of September 30, 2020 we had 22 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. As of September 30, 2020, we had sold 466,758 shares of common stock pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Our executive officers and directors and their affiliates and our significant stockholders in the aggregate, beneficially own shares representing approximately 71.2% of our common stock as of  November 11, 2020. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell or issue any equity securities during the three months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

As of September 30, 2020, we used approximately $11.0 million of the net proceeds from the IPO to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis, the treatment of chronic cough in patients with IPF and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Loan and Security Agreement, dated as of August 13, 2020, between Silicon Valley Bank and Trevi Therapeutics, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Christopher Seiter
Christopher Seiter

Chief Financial Officer (Principal Financial Officer)