Form 10-K
period 2020-12-31
Trevi Therapeutics, Inc.
filed 2021-03-25
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market, was $41.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2021 was 19,914,407.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues and profitability, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” “could,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may differ materially from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Trevi® and Haduvio™. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. We intend to propose Haduvio as the trade name for our nalbuphine ER investigational product and therefore plan to use that name when we refer to nalbuphine ER going forward.

RISK FACTOR SUMMARY

The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

•

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus pandemic, or COVID-19, which has delayed our ability to complete our ongoing clinical trials, disrupted our business operations and may further delay our clinical trials, interrupt our supply chain, disrupt regulatory activities, or have other adverse effects on our business and operations.  In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies worldwide, which could result in adverse effects on our business and operations.

•	We have incurred significant losses since inception, expect to incur significant and increasing losses for the foreseeable future, and may never achieve or maintain profitability.

•

We will need substantial additional funding, and if we are unable to raise sufficient capital when needed on acceptable terms, or at all, we could be forced to delay, reduce or abandon our product development programs or commercialization efforts.

•	Our existing indebtedness, together with our other financial obligations and contractual commitments, could adversely affect our financial condition and restrict our future operations.

•

We are dependent on the successful development and commercialization of Haduvio, our sole product candidate. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize Haduvio, or if we experience significant delays in doing so, our business would be substantially harmed. In addition, the development of Haduvio for the treatment of pruritus associated with prurigo nodularis is currently significantly more advanced than our other target indications. If we are not successful in developing and commercializing Haduvio for the treatment of pruritus associated with prurigo nodularis, our business could also be substantially harmed.

•

We have experienced delays and difficulties in the enrollment of patients in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial. If we experience further delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat pruritus associated with prurigo nodularis and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

•	Our approach to the development and commercialization of Haduvio to treat serious neurologically mediated conditions is unproven.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate.

•

Our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis may not be predictive of the results of our PRISM trial, including due to the small patient size of the Phase 2 clinical trial, the discontinuation rate among patients in the Phase 2 clinical trial, the limited number of patients who completed treatment in the Phase 2 clinical trial and differences in the design of the Phase 2 clinical trial and the PRISM trial, including the longer treatment period for Haduvio being used in the PRISM trial.

•

Adverse events or undesirable side effects caused by, or other unexpected properties of, Haduvio or any future project candidate may be identified during development and could delay or prevent the marketing approval or limit the use of Haduvio or any future product. Haduvio, as a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action, including psychiatric side effects, withdrawal effects, respiratory depression and potential cardiac risk, as well as endocrine side effects associated with opioids generally. The drug label for nalbuphine, the active ingredient in Haduvio, carries a warning for serious, life-threatening or fatal respiratory depression, and Haduvio, if approved for marketing in any indication, will likely carry a similar label.

•

Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We plan to conduct a human abuse liability, or HAL, study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction, or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.

•

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing Haduvio or any future product candidates if and when they are approved.

•	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

•	We rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be harmed.

•

We contract with third parties for the manufacture, storage, packaging and distribution of Haduvio for clinical trials, including a single supplier for the active ingredient, and expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio and any future product candidates.

•

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, including our licenses with Endo and with Rutgers, we could lose license rights that are critical to our business or owe damages to the licensor of such intellectual property.

•

If we are unable to obtain and maintain sufficient patent protection for Haduvio or any future product candidate, and the disease indications for which we are developing, or may in the future develop, Haduvio, or if the scope of the patent protection is not sufficiently broad, competitors could develop and commercialize products similar or identical to such product candidate, and our ability to successfully commercialize such product candidate may be adversely affected.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. We are developing Haduvio for the treatment of chronic pruritus associated with prurigo nodularis and chronic cough in patients with idiopathic pulmonary fibrosis, or IPF. We are also developing Haduvio in levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a mixed agonist/antagonist of opioid receptors, we believe it has the potential to be effective in treating each of these conditions.

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe.  Considering the uncertainties associated with the COVID-19 pandemic, we expect to complete enrollment in the third quarter of 2021 and report top-line data from the trial in the fourth quarter of 2021. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application, or NDA, to the United States Food and Drug Administration, or FDA, and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF and is designed to enroll approximately 60 subjects with a goal to have 44 study completers. This trial is currently being conducted in the United Kingdom, and we are currently in the process of seeking regulatory approval to add study sites in Germany which could potentially accelerate enrollment and reduce the risks inherent to single-country recruitment during the COVID-19 pandemic.

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

Chronic pruritus, defined as itching lasting longer than six weeks, causes a number of physical and psychological issues that can substantially impact patients’ daily well-being. The urge to scratch can be unbearable and the act of scratching can remove layers of skin and break the skin barrier, leading to bleeding and scarring and increasing the risk of infection. Chronic pruritus can also lead to trouble sleeping, resulting in loss of work productivity and increased anxiety and depression as patients struggle to maintain self-control. Chronic pruritus is a hallmark of many dermatologic and systemic diseases and is the predominant reason that patients with these diseases experience so much discomfort. A recent report published in the Journal of the American Academy of Dermatology estimated that up to 26% of the worldwide population will suffer from chronic pruritus at some point in their lives. According to the Global Pruritus Therapeutic Market Research Report issued in 2020, the market for pruritus therapeutics was $12.9 billion in 2020 and is expected to grow to $19.9 billion in 2026. Despite the large market opportunity and the severity of chronic pruritus, there are no drugs approved in the United States or Europe for the treatment of moderate to severe pruritus. Haduvio’s dual mechanism of action targets opioid receptors located in both the central and peripheral nervous systems, each of which plays a role in modulating the sensation of itch. We believe this makes Haduvio a promising potential therapy for the treatment of chronic pruritus.

We have completed clinical trials in two distinct and serious pruritic conditions, uremic pruritus and pruritus associated with prurigo nodularis, with over 400 patients treated with different doses of Haduvio in these trials. Uremic pruritus is a pruritic condition occurring in patients with chronic kidney disease typically receiving dialysis. Prurigo nodularis is an intensely pruritic dermatologic condition characterized by the presence of pruriginous lesions including nodules, papules or plaques. Among other endpoints, these trials measured the reduction in pruritus as reported on the worst itch numerical rating scale, or WI-NRS, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours.

In our Phase 2b/3 clinical trial in uremic pruritus, we enrolled 373 patients with moderate to severe uremic pruritus. Patients were randomized to one of three arms: either 108 mg or 54 mg of Haduvio or placebo, each administered twice daily. The primary endpoint in the trial was the change from baseline in patients’ seven-day mean WI-NRS scores. The trial met its primary endpoint in the 108 mg arm, where patients reported a mean 3.49 point reduction in WI-NRS score from baseline to week eight as compared with a mean 2.80 point reduction in the placebo arm (p=0.017). Patients in the 54 mg arm reported a mean 3.10 point reduction in WI-NRS score from baseline, which was greater than the 2.80 point reduction in the placebo arm, although the difference was not statistically significant (p=0.441). The reduction in WI-NRS scores across the three arms of the trial demonstrated a dose response. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

In our Phase 2 clinical trial in prurigo nodularis, we enrolled 63 patients with prurigo nodularis who had moderate to severe pruritus. Patients were randomized to one of three arms: either 162 mg or 81 mg of Haduvio or placebo, each administered twice daily. The primary endpoint of the trial was the proportion of patients reporting at least a 30% reduction from baseline to week 10 in seven-day mean WI-NRS scores, patients who were defined as responders. In the 162 mg arm, patients reported a mean 2.51 point reduction in WI-NRS score from baseline as compared with a mean 1.75 point reduction in the placebo arm (p=0.083), with 44% of the patients in the 162 mg arm constituting responders as compared to 36% of the patients in the placebo arm (p=0.323). In the 81 mg arm, patients reported a mean 2.14 point reduction in WI-NRS score from baseline, with 27% of the patients in the arm constituting responders (p=0.779).

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

We conducted a post hoc analysis of the data from the 50 patients who completed the 10-week course of treatment in our Phase 2 clinical trial in prurigo nodularis. With the small number of patients enrolled in the trial, the number of patients discontinuing treatment prior to the end of the trial had a substantial impact on the results. Approximately 75% of the discontinuations in the Haduvio arms occurred during the initial two-week titration period among patients who had not reached the target dose of Haduvio. As a result, we believe that an analysis of the trial results in this subset of patients, whom we refer to as completers, provides informative data regarding Haduvio because it eliminates the effects of patient discontinuations. In the trial, a significantly greater number of patients reported improvement in WI-NRS with 50% of the completers in the 162 mg arm reported at least a 50% reduction in WI-NRS score from baseline, as compared to 20% of the completers in the placebo arm (p=0.028), although this analysis was not powered for statistical significance. Importantly, the patients in the 162 mg arm had a mean baseline WI-NRS score of 8.05; therefore a 50% reduction in WI-NRS score from baseline for patients in this arm was comparable to a 4-point reduction in WI-NRS score, the primary efficacy endpoint of our ongoing Phase 2b/3 PRISM trial.

While the primary endpoint of our Phase 2 clinical trial in prurigo nodularis demonstrated a numerical but not statistically significant difference in the 162 mg arm, we believe the results for the key secondary endpoint of the proportion of patients reporting at least a 50% reduction in WI-NRS score from baseline, and the post hoc analysis, allow us to better understand the response of patients with prurigo nodularis to Haduvio and indicate that responders to Haduvio took the higher dose (162 mg) for longer (completers) and had a greater reduction in WI-NRS.

Based on the results of our prurigo nodularis and uremic pruritus trials and open label extension trials in both indications, and discussions with the FDA and European regulatory authorities we initiated our Phase 2b/3 Pruritus Relief through Itch Scratch Modulation, or Phase 2b/3 PRISM, trial of Haduvio 162 mg tablets in patients with severe pruritus associated with prurigo nodularis.

The Phase 2b/3 PRISM trial consists of two parts. The first part of the trial is a randomized, double-blind, placebo-controlled, parallel, two-arm, 14-week treatment period that evaluates the safety and anti-pruritic efficacy of Haduvio 162 mg tablets. The second part of the trial is an open label extension to evaluate Haduvio’s long-term safety profile as well as its effects on key prurigo nodularis parameters, including itch and skin healing, over a further 38 weeks, resulting in a 52-week overall treatment period. The primary efficacy endpoint for the trial is the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by WI-NRS. The trial also includes several secondary endpoints, including mean changes from baseline to week 14 in skin healing assessments and quality of life measurements, such as ItchyQoL. In designing the statistical plan for the trial, we considered the rates of patient discontinuations we experienced in our earlier trials. We believe that these discontinuation rates can be reduced through increased patient and physician education prior to the commencement of dosing.

The trial was designed to be conducted in 240 subjects, subject to a sample size re-estimation, or SSRE, analysis to take place during the trial. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted the SSRE analysis in July 2020, following such time as approximately 45% of the subjects in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we have increased the planned trial size to 360 subjects. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic as new patient screening and most patient enrollment were temporarily halted. Patient screening restrictions have been lifted in the United States and Europe. Our sites began to restart patient screening and enrollment during May and June 2020. We also experienced slower recruitment activities worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of the COVID-19 pandemic. We have increased the number of active sites to more than 60 globally and approximately 240 subjects have enrolled in the trial. Subject to the uncertainties associated with the COVID-19 pandemic, we expect to complete enrollment in the third quarter of 2021 and report top-line data from the 14-week blinded treatment period of the Phase 2b/3 PRISM trial in the fourth quarter of 2021. We believe we will need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA and an MAA to the EMA.

As a result of nalbuphine’s ability to modulate the κ- and µ-opioid receptors, which are known to be involved in the pathophysiology of chronic cough in patients with IPF and in LID in patients with Parkinson’s disease, we are also pursuing the development of Haduvio for chronic cough in patients with IPF and evaluating the use of Haduvio in LID in patients with Parkinson’s disease.

We are conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF which we refer to as the Phase 2 CANAL trial. There is preclinical and clinical evidence that mixed agonist-antagonist drugs can also be effective in treating cough. We believe Haduvio has the potential to be an effective treatment for chronic cough in patients with IPF. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF and is designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom.  Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients, our clinical sites halted their enrollment and treatment of patients in this trial. While patient screening and enrollment resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government. Once sites are able to resume screening, some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  We recently amended the study protocol to reduce the number of in-person visits and procedures to facilitate this study being completed in an at-risk patient population for COVID-19. We are currently in the process of seeking regulatory approval to add study sites in Germany which could potentially accelerate enrollment and reduce the risks inherent to single-country recruitment during the COVID-19 pandemic.

With respect to LID, we have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease. We plan to determine next steps in the program once we complete the Phase 2b/3 PRISM and Phase 2 CANAL trials.

We are currently focusing our cash and operational resources on completing the Phase 2b/3 PRISM and the Phase 2 CANAL trials. After we receive top-line data from both of these trials we will evaluate other additional indications for which we may choose to pursue development of Haduvio.

Our Strategy

We are focused on the development and commercialization of Haduvio to treat serious neurologically mediated conditions. The key elements of our strategy are:

•

Complete the clinical development of Haduvio for the treatment of pruritus associated with prurigo nodularis.  We are conducting our Phase 2b/3 PRISM trial to evaluate the safety and anti-pruritic efficacy of Haduvio in patients with severe pruritus associated with prurigo nodularis. Considering the uncertainties associated with the COVID-19 pandemic, we expect to complete enrollment in the third quarter of 2021 and report top-line data from the 14-week blinded treatment period of the Phase 2b/3 PRISM trial in the fourth quarter of 2021. We believe we will need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA and an MAA to the EMA.

•

Pursue continued development of Haduvio for additional pruritic conditions. Based on the proof of concept data in pruritus from our clinical trials in patients with prurigo nodularis and uremic pruritus, we plan to continue to develop Haduvio for the treatment of other pruritic conditions. We may seek to develop Haduvio for the treatment of pruritus associated with additional dermatology, oncology, hematology and neurology related conditions.

•

Leverage the dual mechanism of action of Haduvio to pursue other neurologically mediated conditions. We intend to develop Haduvio to treat other serious neurologically mediated conditions that share a common pathophysiology mediated through opioid receptors in the central and peripheral nervous systems. We are conducting the Phase 2 CANAL trial to evaluate the safety of Haduvio in patients with IPF, and make an initial assessment of its efficacy on cough suppression. We have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease and plan to determine next steps in the program once we complete the Phase 2b/3 PRISM and Phase 2 CANAL trials.

•

Maximize the commercial potential of Haduvio. We have retained worldwide commercial rights for Haduvio. If Haduvio receives marketing approval from the FDA for any of the indications we are currently pursuing, we plan to commercialize Haduvio in the United States with our own focused, specialty sales organization targeting the physicians specializing in these conditions. If Haduvio receives marketing approval for any of these indications outside the United States, we expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio in such markets.

•

Evaluate business development opportunities and potential collaborations. We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance product candidates, build our product pipeline and concurrently advance a range of research and development programs.

Nalbuphine Mechanistic Rationale

Nalbuphine is a mixed κ-opioid receptor agonist and µ-opioid receptor antagonist. Drugs targeting opioid receptors have been studied for decades and the biology and pharmacology of these receptors are well-understood. There are three types of opioid receptors, mu (“µ”), kappa (“κ”) and delta (“δ”), which are expressed in varying concentrations in many different tissues, including the central and peripheral nervous systems, airway and lung tissue, circulating immune and inflammatory cells and the skin.

Modulation of opioid receptors, either naturally or with drugs, results in multiple signaling actions at the cellular level. The receptor dynamics are complex and receptor signaling differs depending on whether the receptor is being exposed to an agonist or antagonist opioid drug. Agonists activate the receptors to which they bind, and antagonists bind to receptors, and can block the activity of agonists. In addition, opioid drugs of the same class may have different effects depending on their pharmacological properties.

In addition to the individual cellular dynamics, published research also supports the phenomena of network interaction dynamics, where activation of one type of opioid receptor type at one anatomical location can influence the activity of a different type of opiate receptor located at a different anatomical location. For example, published research has shown evidence of signaling between cell groups where κ-receptor activation on specific cells can antagonize µ-opioid receptor activation on other cells. As a result of these apparent network interaction dynamics between the κ- and µ-opioid receptors, we believe that simultaneously modulating both κ- and µ-opioid receptors with a single drug offers significant therapeutic potential in diseases that are mediated through these receptors.

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

As shown in the diagram below, κ- and µ-opioid receptors are naturally concentrated in several areas of the body, including in the brain, brain stem, spinal cord, peripheral nerves, lungs and skin, which are the areas of the body involved in the physiology of chronic pruritus, chronic cough in IPF and LID.

With respect to pruritus, the sensation of itch and the urge to scratch are known to be mediated by κ- and µ-opioid receptor expression in the reward centers of the brain as well as the spinal cord, skin and peripheral nervous system. Published clinical trials of the κ- agonist nalfurafine have demonstrated effectiveness in reducing uremic pruritus and pruritus secondary to chronic hepatic disease. Nalfurafine is approved and marketed in Japan for both conditions. Korsuva, a selective κ- agonist, has also demonstrated in clinical trials effectiveness in reducing uremic pruritus. In addition, a number of published clinical trials have reported on the effectiveness of the µ-antagonist naltrexone in reducing pruritus related to hepatic disease and pruritus related to prurigo nodularis.

With respect to cough, κ- and µ-opioid receptors in the brain stem, lungs and the peripheral lung nerves are believed to be involved in mediating respiration and the cough reflex. While there are no approved opioid therapeutics for suppression of cough in humans, µ-agonist opioids have been used clinically to suppress cough. In addition, the mixed κ-agonist and µ-partial agonist butorphanol is approved and marketed for animals in a veterinary injection and tablet formulation for the relief of chronic non-productive cough and has been found to be 15 to 20 times more active in suppressing cough than either codeine or dextromethorphan. Further, in clinical trials, nalbuphine has demonstrated suppression of cough in fentanyl-induced cough during anesthetic induction in patients.

With respect to Parkinson’s disease, it is believed that opioid signaling in the thalamus and basal ganglia regions of the brain may play a role in mediating LID. Published research using a brain imaging technique has shown that Parkinson’s patients suffering from LID have reduced opioid receptor availability in the thalamus and the basal ganglia, as compared to Parkinson’s patients responding normally to levodopa therapy and not exhibiting LID. Additionally, there is an inverse correlation between the availability of these receptors and the severity of dyskinesia. This decrease in opioid receptor availability is believed to be due to heightened opioid transmission in these brain regions in patients with LID. In addition, a number of opioid components have been evaluated in preclinical animal models of LID and the data indicate that µ-antagonism has the most benefit, with κ-agonism also having desirable effects.

Haduvio

Haduvio is an oral extended release formulation of nalbuphine, a small molecule and a member of the opioid agonist-antagonist class of drugs. Nalbuphine acts as an agonist at the opioid κ-receptor while competitively antagonizing the µ-opioid receptor. Nalbuphine is a marketed drug currently available only as nalbuphine hydrochloride for injection, a generic equivalent to Nubain, which has been approved in the United States and Europe for use in the relief of moderate to severe pain for more than 20 years. Nalbuphine is not currently classified as a controlled substance in the United States or Europe and is not commercially available in an oral dosage form. We are developing Haduvio for the treatment of chronic pruritus associated with prurigo nodularis and chronic cough in patients with idiopathic pulmonary fibrosis, or IPF. We are also developing Haduvio in levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease.

We have leveraged the known mechanism and proven biological activity of nalbuphine in pain to expedite the clinical development of Haduvio. We have also drawn on the safety and tolerability data from eight prior clinical trials of Haduvio conducted by Penwest, from which we have licensed rights to Haduvio, including two Phase 2 clinical trials of Haduvio for the treatment of pain, to support our clinical development efforts. We believe that the established efficacy and safety profile of nalbuphine and the clinical experience with Haduvio provide a strong foundation for advancing Haduvio into late-stage clinical trials.

Our Haduvio Development Programs

Active Chronic Pruritus Programs

We are developing Haduvio for the treatment of chronic pruritus associated with various conditions. We have filed an IND with the FDA covering Haduvio in pruritus in prurigo nodularis and uremic pruritus. We have completed two double-blind, placebo-controlled clinical trials in patients with moderate to severe uremic pruritus and moderate to severe pruritus associated with prurigo nodularis that have established proof of concept in these indications. We believe that the pruritus associated with multiple distinct conditions, including prurigo nodularis and uremic pruritus, involves activation of a common neuronal pathway for itch signaling.

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

Despite its prevalence, chronic pruritus is not well addressed by current treatment options. Pruritic skin diseases are commonly treated with a multi-prong therapeutic approach. Skin barrier restoration and maintenance through application of topical moisturizers and treatment of skin lesions locally through the use of topical corticosteroids or other topical anti-inflammatory agents are the predominant first-line therapies for many pruritic skin diseases. Phototherapy and systemic immunomodulators, including biologics, are frequently used for more severe disease conditions. These treatment options may reduce pruritus to some degree in addition to their effects on skin health and inflammation. Yet many patients with chronic pruritus still report high levels of pruritus despite active topical or systemic therapy. This significant medical need is reflected by the widespread use of therapies intended to address pruritus specifically, such as oral antihistamines, despite evidence demonstrating their relative lack of efficacy, as well as concerns regarding their safety and tolerability. According to the Global Pruritus Therapeutic Market Research Report issued in 2020, the market for pruritus therapeutics was $12.9 billion in 2020 and is expected to grow to $19.9 billion in 2026.

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

We believe there are approximately 300,000 prurigo nodularis patients in the United States and approximately 430,000 additional prurigo nodularis patients outside the United States. No treatment for chronic pruritus associated with prurigo nodularis has been approved in the United States or Europe. Treatment of prurigo nodularis typically involves a multifaceted approach to treat the lesions and reduce pruritus. Therapies may include corticosteroids and other immunosuppressive or anti-inflammatory treatments, phototherapy and drugs such as gabapentin and Lyrica (pregabalin), prescription medicines approved for the treatment of seizures and neuropathic pain. Prurigo nodularis is often treatment-resistant with high recurrence rates.

Clinical Development

We have conducted a Phase 2 clinical trial and an open label extension study of Haduvio in pruritus in patients with prurigo nodularis and are currently conducting our Phase 2b/3 PRISM trial for Haduvio for the treatment of pruritus associated with prurigo nodularis. If successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of an NDA to the FDA and an MAA to the EMA.

Phase 2 Clinical Trial

We completed a Phase 2 clinical trial in August 2016 evaluating the safety and efficacy of Haduvio as compared to placebo in patients with pruritus associated with prurigo nodularis. The trial was a multicenter, randomized, double-blind trial conducted at eight sites in the United States and Europe. The trial enrolled a total of 63 adult patients who had prurigo nodularis for at least six weeks and seven-day mean WI-NRS scores of at least 5, indicating moderate to severe pruritus. The patients were randomized across three treatment arms: either 162 mg or 81 mg of Haduvio or placebo, each administered twice daily. The baseline seven-day mean WI-NRS scores for the three treatment arms were comparable: 8.05 for the 162 mg arm, 8.46 for the 81 mg arm and 7.96 for the placebo arm. There were three dosing periods in the trial, all of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; an eight-week fixed dosing period; and a two-week off-treatment safety observation period.

The primary endpoint of the trial was the proportion of patients reporting at least a 30% reduction from baseline to week 10 in seven-day mean WI-NRS scores. We refer to these patients as 30% responders. Key secondary endpoints included:

•	mean change in seven-day mean WI-NRS scores from baseline to week 10;
•

the proportion of patients reporting at least a 50% reduction in seven-day mean WI-NRS score from baseline to week 10, whom we refer to as 50% responders, which reduction was comparable to a 4-point reduction in WI-NRS score, the primary efficacy endpoint for our Phase 2b/3 PRISM trial, for patients in the 162 mg arm due to such patients having a mean baseline WI-NRS score of 8.05; and

•

mean change from baseline to week 10 in total ItchyQoL score, a 22-question assessment using a severity scale of 1 to 5 that measures how pruritus affects patients’ quality of life based on symptoms related to the pruritic condition, their functional limitations, their emotions and observations about their skin disease.

Efficacy Results

The following table summarizes the outcomes of the trial at week 10 for the primary endpoint and key secondary endpoints. The table below also includes results from a post hoc analysis of the 50 patients who completed the 10-week course of treatment, who we refer to as completers. We believe this post hoc analysis provides informative data as it eliminates the effects of patient discontinuations. With the small number of patients enrolled in the trial, the number of patients discontinuing treatment prior to the end of the trial had a substantial impact on the results, even though the number of discontinuations was small in absolute terms. Approximately 75% of the discontinuations in the Haduvio arms occurred in the titration period among patients who had not reached the target dose of Haduvio. During the trial, the discontinuation rate declined as enrollment progressed, which we believe was due to trial sites and investigators gaining experience with Haduvio and the trial. We believe that these discontinuation rates can be reduced in future trials through increased patient and physician education prior to the commencement of dosing as the adverse events leading to these discontinuations were mild in nature and transient.

	Haduvio 162 mg		Haduvio 81 mg		Placebo
Endpoint	mITT(1): n=18 Completers(2) : n=12		mITT(1): n=22 Completers(2) : n=18		mITT(1): n=22 Completers(2) : n=20
		p-value(3)		p-value(3)
Responder Analyses
30% responders in mITT population(4)	44%	p=0.323	27%	p=0.779	36%
Post hoc analysis of 30% responders in completer population	75%	p=0.026	33%	p=0.723	40%
50% responders in mITT population	33%	p=0.083	14%	p=0.981	18%
Post hoc analysis of 50% responders in completer population (comparable in 162 mg arm to a 4-point reduction in WI-NRS score)	50%	p=0.028	11%	p=0.649	20%

	Haduvio 162 mg		Haduvio 81mg		Placebo
Endpoint	mITT(1): n=18 Completers(2) : n=12		mITT(1): n=22 Completers(2) : n=18		mITT(1): n=22 Completers(2) : n=20
		p-value(3)		p-value(3)
Other Key Analyses
Mean change in seven-day mean WI-NRS scores in mITT population	(2.51)	p=0.083	(2.14)	p=0.354	(1.75)
Post hoc analysis of mean change in seven -day mean WI-NRS scores in completer population	(3.43)	p=0.025	(2.52)	p=0.491	(1.85)
Mean change in total ItchyQoL score in mITT population	(13.83)	p=0.022	(7.79)	p=0.373	(5.45)

(1)	Represents the modified intention to treat population, which consists of all of the patients who were randomized and commenced dosing.
(2)	Consists of the patients who completed the 10-week course of treatment.

(3)	All p-values compare treatment group to placebo. Only the primary endpoint was powered for statistical significance.
(4)	Primary endpoint of the trial.

Safety Results

Haduvio was well tolerated in the trial. No serious adverse events, or SAEs, were assessed as definitely, probably or possibly related to Haduvio. Two patients experienced SAEs that were assessed as unlikely to be related to Haduvio, including one patient in the Haduvio 81 mg arm of the trial whose SAEs occurred in connection with a car accident and one patient in the placebo arm with acute myeloid leukemia by bone marrow who experienced leukocytosis. The majority of treatment emergent adverse events, or TEAEs, occurred during the titration period. During the titration period, 73% of Haduvio-treated patients experienced one or more adverse events, as compared to 46% of patients receiving placebo.

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

TEAE	Haduvio 162 mg (n=18)			Haduvio 81 mg (n=22)			Placebo (n=22)
Grade	1	2	3	1	2	3	1	2	3
Dizziness	28%	11%	—	14%	9%	—	5%	—	—
Nausea	17%	22%	—	9%	9%	—	5%	—	—
Headache	11%	17%	—	9%	18%	—	5%	5%	—
Fatigue	11%	—	—	14%	5%	5%	—	—	—

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

Patients in the active treatment period received Haduvio at a dose determined by self-titration (both up and down) to tolerance, ranging from 27 mg, once daily, up to 162 mg, twice daily, for up to 50 weeks. The variable-length observation period resulted in an active treatment period that could range from 38 to 50 weeks, depending on when the patient moved from the observation period to the active treatment period. The open label extension study enrolled 41 patients and of these 36 were admitted to the active treatment period. Of the patients admitted to the active treatment period, 20 patients completed at least 26 weeks of treatment and 16 patients completed 50 weeks of treatment, which are periods that correspond to guidelines of the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use to assess safety over periods of approximately six months and one year.

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

Haduvio was well-tolerated in the open label extension study. The most frequent adverse events related to study drug were nausea and dizziness, which were reported in seven patients (19%) each, and fatigue, which was reported in six patients (17%). There were no treatment emergent SAEs reported that were considered related to study drug and the majority of adverse events were grade 1 or grade 2 in severity. There were no deaths reported in the study.

Hepatic Impairment Study

We conducted a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of Haduvio in this population. This trial was designed as an open label, non-randomized, parallel-group, single and multiple ascending dose pharmacokinetic trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild, moderate and severe hepatic impairment and there were no serious adverse events reported in the trial.  After reviewing the safety and PK data generated in the single ascending dose portion of the trial, we believe that these data are sufficient to support further investigation of Haduvio in potential future safety and efficacy studies in patients with relevant liver diseases without the need to conduct the multiple ascending dose portion of the trial. We intend to use the data from the hepatic impairment study to support an NDA submission for Haduvio for pruritus in prurigo nodularis.

Ongoing Phase 2b/3 PRISM Clinical Trial

Following completion of the Phase 2 clinical trial described above, we met with the FDA and European regulatory authorities to discuss the registration pathway for Haduvio for pruritus associated with prurigo nodularis and the design of our Phase 2b/3 PRISM trial, including the target population, dose, duration and primary efficacy endpoint. Based on these discussions and the results of our prurigo nodularis and uremic pruritus trials we initiated our Phase 2b/3 PRISM trial of Haduvio 162 mg tablets in subjects with severe pruritus associated with prurigo nodularis.

The Phase 2b/3 PRISM trial consists of two parts. The first part of the trial is a randomized, double-blind, placebo-controlled, parallel, two-arm, 14-week treatment period that is evaluating the safety and anti-pruritic efficacy of Haduvio 162 mg tablets. The second part of the trial is an open label extension to evaluate Haduvio’s long-term safety profile as well as its effects on key prurigo nodularis parameters, including itch and skin healing, over a further 38 weeks, resulting in a 52-week overall treatment period.

Patients will be dosed over two periods in the blinded portion of the trial: an initial two-week titration period during which patients receive gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15, followed by a 12-week fixed-dosing period. Following the initial 14-week treatment period, patients will continue into another two-week blinded titration period during which patients from the placebo arm will cross over to active drug with a standard escalating titration schedule, while patients from the Haduvio arm remain at a stable dose of 162 mg twice daily. This blinded two-week period will be followed by 36 weeks of stable dosing at 162 mg twice daily of open label Haduvio for all participants. The open label extension will conclude with a final two-week off-treatment washout and safety observation period for all patients.

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

Eligible patients for this trial are adults with prurigo nodularis, defined by having at least ten pruriginous nodules, with predominantly nodular lesions overall, over at least two anatomically distinct body areas, with baseline seven-day mean WI-NRS scores of at least 7, indicating severe pruritus. The trial was designed to be conducted in 240 subjects, subject to a sample size re-estimation, or SSRE, analysis to take place during the trial. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted the SSRE analysis in July 2020, following such time as approximately 45% of the patients in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we have increased the planned trial size to 360 subjects. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic as new patient screening and most patient enrollment were temporarily halted in March 2020. Patient screening restrictions have been lifted in the United States and Europe. Our sites began to restart patient screening and enrollment during May and June 2020. We also experienced slower recruitment activities worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of the COVID-19 pandemic. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of an NDA to FDA and an MAA to the EMA for Haduvio for the treatment of pruritus associated with prurigo nodularis.

Next Steps

If the results of the Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial that we believe we need to conduct are positive, and the data from the other required supportive trials are also favorable, we would plan to seek approval for Haduvio for pruritus associated with prurigo nodularis by submitting to the FDA a Section 505(b)(2) New Drug Application, which would rely on the FDA’s previous findings for the safety and effectiveness of nalbuphine, in addition to the data we generate regarding Haduvio.

We have also obtained scientific guidance from regulatory authorities in two European countries, Sweden and Germany with respect to regulatory paths supporting submission of an MAA for pruritus associated with prurigo nodularis. We have also initiated discussions of a Pediatric Investigational Plan with European health authorities.

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

Approximately 130,000 adults in the United States and greater than 1 million adults worldwide are believed to have IPF. In addition, 70% to 85% of IPF patients are reported to suffer from chronic cough. These patients can cough over 50 times per hour, which can lead to other morbidities. There are no approved therapies for the treatment of chronic cough in patients suffering with IPF.

The opioid class of drugs has demonstrated the ability to suppress cough and is used in the clinical management of cough. There is also preclinical and clinical evidence that mixed agonist-antagonist drugs can also be effective in treating cough. We believe Haduvio has the potential to be an effective treatment for chronic cough in patients with IPF.

The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF and is designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at sites in the United Kingdom. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients, our clinical sites halted their enrollment and treatment of patients in this trial. While patient screening and enrollment resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government. Once sites are able to resume screening, some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  We recently amended the study protocol to reduce the number of in-person visits and procedures to facilitate this study being completed in an at-risk patient population for COVID-19.  We are currently in the process of seeking regulatory approval to add study sites in Germany which could potentially accelerate enrollment and reduce the risks inherent to single-country recruitment during the COVID-19 pandemic.

Patients will be randomized into one of two treatment arms. The patients in the first treatment arm will receive Haduvio for three weeks, which period will be followed by a two-week washout period and then a three-week treatment period during which they will receive placebo. The patients in the second treatment arm will receive placebo during the first three-week treatment period, and following a two-week washout period, will receive Haduvio during the second three-week treatment period. During the active treatment periods, Haduvio will be studied over a dosing range starting at 27 mg once daily and titrated in steps to 162 mg twice daily. The primary efficacy endpoint of the trial is mean percent change in daytime cough frequency as measured by a cough monitor as compared in the Haduvio treatment periods and the placebo treatment periods. Secondary endpoints in the trial include assessments of fatigue, dyspnea or shortness of breath and cough severity.

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

According to the Parkinson’s Foundation, Parkinson’s disease affects approximately one million patients in the United States and 10 million patients worldwide. Approximately 62% of Parkinson’s disease patients in the United States are treated with levodopa, and as Parkinson’s disease progresses, approximately 50% and 90% of patients on levodopa therapy experience debilitating dyskinesia after five and 15 years of levodopa therapy, respectively. We estimate that there are approximately 150,000 patients with LID in the United States. The only approved treatments for the treatment of LID in patients with Parkinson’s disease are amantadine, Gocovri, an extended release capsule formulation of amantadine, and Osmolex, an extended release capsule formulation of amantadine, both marketed by Adamas Pharmaceuticals.

There is significant preclinical evidence in animal models that stimulating κ-opioid receptors and antagonizing µ-opioid receptors represses LID. In the same preclinical model in non-human primates that showed the effect of Gocovri on LID, nalbuphine demonstrated statistically significant reduction of dyskinesia in non-human primates, maintaining anti-LID activity with chronic administration and in a dose dependent manner, and was safe and well tolerated. We believe the dual mechanism of action of Haduvio could be effective in treating LID in patients with Parkinson’s disease. We have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease.  We plan to determine the next steps in the program once we complete the Phase 2b/3 PRISM and Phase 2 CANAL trials.

Other Chronic Pruritus Programs

Uremic Pruritus Program

Overview

Chronic kidney disease-associated pruritus, also known as uremic pruritus, can occur in patients with chronic kidney disease and is most often seen in patients receiving hemodialysis. Uremic pruritus is one of the most common conditions affecting end-stage renal disease, or ESRD, patients undergoing hemodialysis. Studies report that itchy and dry skin, symptoms of pruritus, affect 40% to 90% of ESRD patients. Yet, in clinical practice the condition is often underdiagnosed resulting in inadequate management and an underappreciated impact on patient outcomes. Data from the Dialysis Outcomes and Practice Patterns Study, or DOPPS, in 2017 demonstrated that 70% of hemodialysis patients experienced some pruritus, with 42% reporting moderate to extreme pruritus. The DOPPS started in 1996 and has tracked over 120,000 patients on hemodialysis and peritoneal dialysis and with chronic kidney disease over 20 countries.

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

Clinical Development

We have conducted three clinical trials of Haduvio in patients with uremic pruritus, including a Phase 2b/3 clinical trial in 373 patients with moderate to severe uremic pruritus, an open label extension of the Phase 2b/3 clinical trial and a Phase 1b clinical trial in 14 hemodialysis patients with uremic pruritus and eight healthy subjects.

Phase 2b/3 Clinical Trial

We completed a Phase 2b/3 clinical trial in June 2015 to evaluate the safety and efficacy of Haduvio versus placebo in patients with uremic pruritus. The trial was a multicenter, randomized, double-blind trial conducted at 41 sites in the United States and Europe. The trial enrolled a total of 373 adult patients who had uremic pruritus, had been receiving in-center hemodialysis for at least three months, were on a schedule of three dialysis visits per week and had mean WI-NRS scores of at least 4.5 (indicating moderate to severe pruritus) over their last three dialysis visits. The patients were randomized across three treatment arms: either 108 mg or 54 mg of Haduvio or placebo, each administered twice daily. The baseline mean WI-NRS scores for the three treatment arms were comparable: 6.94 for the 108 mg arm, 6.87 for the 54 mg arm and 6.75 for the placebo arm. There were three dosing periods in the trial, all of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; a six-week fixed-dosing period; and a two-week off-treatment safety observation period.

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

	Haduvio 108mg		Haduvio 54 mg		Placebo
Endpoint	mITT(1): n=120 Severe itch(2) : n=61		mITT(1): n=128 Severe itch(2) : n=63		mITT(1): n=123 Severe itch(2) : n=55
		p-value(3)		p-value(3)
Primary Endpoint
Mean change in WI-NRS score from baseline to Evaluation Period in mITT population	(3.49)	p=0.017	(3.10)	p=0.441	(2.80)
Post Hoc Analyses and Key Secondary Endpoints
Post hoc analysis of mean change in WI-NRS scores from baseline to Evaluation Period in severe itch population	(4.48)	p=0.007	(3.44)	p=0.521	(3.16)
Change from baseline to Evaluation Period in total Skindex-10 score in mITT population	(16.99)	p=0.246	(13.82)	p=0.863	(15.01)
Post hoc analysis of change from baseline to Evaluation Period in Skindex-10 disease domain sub-score in mITT population	(6.40)	p=0.053	(5.32)	p=0.456	(5.18)
Change in IMOS Sleep Scale score from baseline to the Evaluation Period in mITT population	(15.99)	p=0.062	(13.85)	p=0.893	(12.26)
Post hoc analysis of mean change in IMOS Sleep Scale score from baseline to the Evaluation Period in severe itch population	(21.59)	p=0.006	(15.02)	p=0.506	(11.40)

(1)	Represents the modified intention to treat population, which consists of all of the patients who were randomized and commenced dosing.
(2)	Patients with a baseline WI-NRS score of at least 7.
(3)	All p-values compare treatment group to placebo. Only the primary endpoint was powered for statistical significance.

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

In this trial, SAEs were frequent but were primarily related to the serious concomitant diseases associated with patients on hemodialysis or to procedural complications related to hemodialysis. During the trial, one patient on placebo died from sepsis; no other deaths occurred. Overall, 43 patients experienced at least one SAE during the eight weeks of trial dosing. Of the SAEs reported, a case of grade 3 vertigo was the only SAE considered related to study drug. The most common SAEs that were considered unrelated to study drug included congestive cardiac failure, non-cardiac chest pain, fluid overload, chronic obstructive pulmonary disease, gastrointestinal hemorrhage and hypotension. TEAEs occurred in 73%, 75% and 61% of the patients in the 108 mg, 54 mg and placebo arms, respectively. The higher rates of TEAEs in the Haduvio arms as compared to placebo appeared to be primarily attributable to higher rates of TEAEs in the Haduvio arms during the initial two-week titration period. During the titration period, 55% of Haduvio-treated patients experienced TEAEs, as compared to 28% of patients receiving placebo. During the eight-week fixed-dosing period, 37% of Haduvio-treated patients experienced TEAEs, as compared to 42% of patients receiving placebo.

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

While we believe that this trial established proof of concept for Haduvio in the treatment of pruritus, we are not actively developing Haduvio for uremic pruritus at this time based on our evaluation of the market dynamics, but may consider resuming development in the future.

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

Patients in the active treatment period received Haduvio with an initial titration over three weeks according to the evolution of their itch response, at doses ranging from 27 mg, once daily, up to a maximum dose of 108 mg, twice daily, followed by up to 21 additional weeks of treatment. The variable-length observation period resulted in an active treatment period that could range from 12 to 24 weeks (including the initial titration period), depending on when the patient moved from the observation period to the active treatment period. After the initial titration period, patients were permitted one down-titration, and if their itch increased with the reduced dose, they could then return to their initial fixed dose in the study. The open label extension study enrolled 184 patients. Of these, 167 were admitted to the active treatment cohort and 51 of these patients had WI-NRS scores of at least 7, indicative of severe itch, a group we refer to as the severe itch population. Of the patients admitted to the active treatment cohort, 101 completed the open label extension study, including 31 of the patients in the severe itch population.

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

Competition

The biopharmaceutical industry is intensely competitive and is subject to rapid and significant change. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies. If we are able to successfully develop and commercialize Haduvio, it would compete with existing therapies and new therapies that may become available in the future.

Chronic Pruritus

We are developing Haduvio for the treatment of pruritus associated with prurigo nodularis. Currently, there are no products approved in the United States or Europe for the treatment of pruritus associated with prurigo nodularis, however there are many products that are used to help manage pruritus associated with prurigo nodularis with which we expect that Haduvio would compete if it is approved in this indication. If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients as well as oral or injectable antihistamines. All of these products have limited degrees of efficacy and are available generically. Additionally, patients may try several other agents such as Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy, generally with limited success. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor; a humanized monoclonal antibody being developed by Galderma; KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis could face competition from these product candidates, including tradipitant, an oral neurokinin-1 receptor antagonist that was in Phase 3 development by Vanda Pharmaceuticals but which is currently on hold.

Chronic Cough in Idiopathic Pulmonary Fibrosis

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it would compete with product candidates currently in clinical development for the treatment of chronic cough associated with IPF, such as ifenprodil, which is being developed by Algernon Pharmaceuticals, and orvepitant which is being developed by Nerre Therapeutics, and expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, Bellus Health and Bayer. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

Levodopa-Induced Dyskinesia in Parkinson’s Disease

If Haduvio is approved for the treatment of LID in patients with Parkinson’s disease, we expect that it would compete with Gocovri and Osmolex, which are extended release capsule formulations of amantadine marketed by Adamas Pharmaceuticals, and expect that it might also compete with other product candidates currently in development for the treatment of LID by companies including Addex Therapeutics and IRLAB Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of Parkinson’s disease by companies could, if approved, reduce the need for therapies to treat LID.

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

We expect that Haduvio, if approved for marketing, will compete on the basis of, among other things, efficacy, safety, health-economic benefit, convenience of administration and delivery, price, the level of generic competition and the availability of adequate reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than Haduvio. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for Haduvio, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Under the license agreement, we paid Penwest a non-creditable, non-refundable upfront license fee of $25,000. We may also become obligated to make milestone payments to Endo of $250,000, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, such as our Phase 2b/3 PRISM trial, and $750,000, which would become due upon the marketing approval of a licensed product in the United States, and to pay mid-single-digit royalties based on net sales of the licensed products by us, our affiliates and sublicensees. In addition, we are obligated to pay Endo a low-to-mid double-digit percentage of certain income we receive from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

We have diligence and reporting obligations under the agreement that require us to use commercially reasonable efforts to commercialize at least one licensed product in one major market country. Rutgers has asserted that we are not in compliance with our diligence obligations under our license agreement and could seek to terminate the license agreement if we are unable to resolve the matter.

In addition, if we do not meet certain clinical milestones within the specified time frames, we may extend the diligence period by making a payment of a low five-digit dollar amount to Rutgers. Thereafter, if we do not fulfill such clinical milestones within the specified time frames, Rutgers may terminate the agreement.

Manufacturing

We currently contract with third parties for the supply of nalbuphine hydrochloride drug substance and the manufacture of Haduvio tablets for clinical trials and intend to do so for clinical and commercial supply in the future. We do not own or operate facilities for the production of clinical or commercial quantities of drug substance or drug product. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with experience to oversee our relationships with contract manufacturers.

Haduvio is manufactured from readily available starting materials using established, scalable processes that do not require any special equipment or technology. Nalbuphine hydrochloride drug substance is commercially available and manufactured at production scale. Haduvio tablets are currently manufactured at a scale sufficient for use in clinical trials. Process development work is also being planned.

We believe that our current suppliers and manufacturers have the capacity to support commercial scale production of Haduvio, however we have no formal agreements with them to cover commercial production and we may seek to pursue supply or manufacturing arrangements with additional or alternative parties in the future. While we believe there are alternate sources of supply that can satisfy our clinical requirements and any future commercial requirements, replacing or adding a supplier or manufacturer could result in additional cost or delay.

Commercial Operations

In light of our stage of development, we have not yet established a marketing and sales organization. We have retained worldwide development and commercial rights for Haduvio. If Haduvio is approved by the FDA for any of our target indications, we intend to market and commercialize Haduvio in the United States by developing our own focused, specialty sales organization targeting the physicians specializing in such conditions. In the case of prurigo nodularis, we expect that we would target a subset of the dermatologists in the United States. For chronic cough related to IPF, we expect that we would target the pulmonologists who specialize in IPF, which is a subset of the pulmonologists practicing in the United States. For LID in patients with Parkinson’s disease, we expect that we would target the movement disorders specialists and high-volume neurologists in the United States. For markets outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for Haduvio and our manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

As of December 31, 2020, we owned four U.S. patents, three foreign patents and multiple pending U.S. and foreign patent applications that include claims relating to methods of use of Haduvio. The issued patents expire between 2032 and 2033 and the patent applications, if issued as patents, would expire between 2032 and 2041.

In addition, we are party to an exclusive license agreement with Endo under which we have licensed patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including Haduvio. As of December 31, 2020, the intellectual property in-licensed under this agreement included seven U.S. patents and four foreign patents, which include granted European patent rights that have been validated in various E.U. member states. The licensed patents from Endo include claims relating to the formulation of Haduvio. These patents expire between 2026 and 2029.

In addition, under our exclusive license agreement with Rutgers, we have in-licensed three issued U.S. patents, one issued European patent, one Japanese patent and additional pending applications in the United States and Canada. These patents relate to the use of nalbuphine in various movement disorders, including LID. The U.S. patents expire in 2032 and the patents issuing from the pending applications, if granted, will expire in 2032. The Japanese and European patents expire in 2032.

We do not own or exclusively license any composition of matter patents for Haduvio.

The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize Haduvio or any future product candidate may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DSMB maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DSMB determines that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The agreed plan, which may include a request for deferral or waiver of PREA requirements, is a requirement for submission of an NDA. The FDA or the applicant may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of the FDA Reauthorization Act of 2017, or FDARA, Congress further modified these provisions. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act.

Submission and Review of an NDA

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses.

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

Expedited Review Programs

The FDA is authorized to expedite the review of NDAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND.  Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after the initiation of commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, such as REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for a similar product.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half of the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States to date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trial Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive.  The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.  In January 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021.

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU General Data Protection Regulation, or GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected.  We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 22 employees, with 14 employees engaged in research and development and the remaining 8 engaged in general management and administration, including finance and facilities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards in ways that are aligned with the interests of our stockholders. We value our employees and regularly benchmark total rewards we provide, such as short and long term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

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

Significant outbreaks of contagious diseases, such as the COVID-19 pandemic, and other adverse public health developments, could have a material impact on our business operations and operating results.

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, which we refer to as our Phase 2b/3 PRISM trial, new patient screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial have begun requiring remote monitoring of patient data. We also experienced slower recruitment activities worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of the COVID-19 pandemic. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, which we refer to as the Phase 2 CANAL trial, suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government. Once sites are able to resume screening, some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $32.8 million and $26.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $147.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, borrowings under our prior term loan facility, our initial public offering and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, and the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan.  We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and our ongoing Phase 2 CANAL trial;
•	significantly increase the number of subjects in the Phase 2b/3 PRISM trial to a total of 360 patients based on the sample size re-estimation, or SSRE, analysis;
•	expand the Phase 2 CANAL trial into Germany;
•

complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, for Haduvio for the treatment of pruritus associated with prurigo nodularis, including completing our Phase 2b/3 PRISM trial and at least one additional Phase 3 clinical trial in this indication;

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

In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, we will be required, at a minimum, to successfully complete our ongoing Phase 2b/3 PRISM trial as well as an additional Phase 3 clinical trial prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2020 and 2019, we used net cash of $29.0 million and $23.1 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of December 31, 2020, our cash and cash equivalents were $45.0 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and our other ongoing clinical trials, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials, if any. In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions.  In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

We plan to use our existing cash and cash equivalents to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and the treatment of chronic cough in patients with IPF and for working capital and other general corporate purposes. We will be required to expend significant funds in order to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash and cash equivalents will not be sufficient to complete development of Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, as well as the scope, progress, timing, costs and results of clinical trials of Haduvio for other serious neurologically mediated conditions, including our ongoing Phase 2 CANAL trial, as well as any future product candidates;

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

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement).  The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt. Additionally, if we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.

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

We expect our expenses to increase substantially in connection with our planned operations, particularly as we conduct our ongoing Phase 2b/3 PRISM trial and our other ongoing clinical trials as well as the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and develop Haduvio for the treatment of other serious neurologically mediated conditions. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder.

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

The success of Haduvio for the treatment of pruritus associated with prurigo nodularis, as well as for other serious neurologically mediated conditions, will depend on several factors, including the following:

•	successfully recruiting, enrolling and retaining patients in and completing our Phase 2b/3 PRISM trial, including the additional 120 patients we intend to enroll based on the SSRE analysis;
•

initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and nonclinical trials, including the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and other supportive clinical studies such as our planned HAL study and TQT studies;

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

We are currently focused on the development and commercialization of Haduvio to treat serious neurologically mediated conditions. Haduvio is an oral extended release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic pruritus and other serious neurologically mediated conditions, and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, Haduvio has not been approved in any indication, including the treatment of pruritus associated with prurigo nodularis, the lead indication for which we are pursuing clinical development of Haduvio. No therapies have been approved in the United States or Europe for the treatment of moderate to severe pruritus, and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication or for any other serious neurologically mediated condition will be effective or safe, obtain regulatory approval or be commercially successful.

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

In addition, even if the clinical trials we plan are successfully completed and Haduvio or any future product candidate achieves its specified endpoints in such trials, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we are able to submit product candidates for marketing approval. For example, patients with prurigo nodularis may have pruritus that is caused by dermatological conditions other than prurigo nodularis, and at a meeting with the FDA following the completion of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, the FDA raised the need to adequately isolate a patient population with pruritus associated with prurigo nodularis for our planned Phase 3 clinical trials. While the inclusion criteria in our Phase 2b/3 PRISM trial require that enrolled patients not be suffering from any active, uncontrolled dermatoses other than prurigo nodularis, it is possible that the FDA could conclude that this is not sufficient to identify patients suffering from pruritus associated with prurigo nodularis, in which case the FDA could question the overall validity of the results of the trial. To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of product candidates. For instance, if Haduvio does not achieve the primary endpoint in our Phase 2b/3 PRISM trial, or the FDA does not otherwise believe that the results of the trial are sufficiently supportive of an application for marketing approval, the FDA may require us to conduct another Phase 3 clinical trial in addition to the Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we need to conduct, which would cause us to incur substantial additional costs and significantly delay our development of Haduvio for the treatment of pruritus associated with prurigo nodularis.

Use of patient-reported outcome assessments, or PROs, in our clinical trials and high placebo response rates may delay or impair the development of Haduvio or adversely impact our clinical trials.

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. Our clinical trials evaluating the efficacy of Haduvio in pruritus indications have used PROs as primary endpoints. For example, the primary endpoint of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis was the proportion of patients reporting at least a 30% reduction from baseline to week 10 in seven-day mean Worst Itching Numerical Rating Scale, or WI-NRS, scores, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. The primary endpoint of our Phase 2b/3 PRISM trial is the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by WI-NRS. PROs have an important role in the development and regulatory approval of treatments for pruritus. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of patients with this severe condition. We have experienced delays and difficulties in the enrollment of patients in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial, which have delayed the completion of our trials. We have taken actions to increase enrollment, including increasing the number of clinical sites, expanding our clinical trials into additional countries, providing sites with additional trial management staff and closing underperforming sites. However, these actions may not be successful. In addition, as a result of the COVID-19 pandemic, clinical sites for our Phase 2b/3 PRISM trial temporarily halted new patient screening and most patient enrollment.  After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial have begun requiring remote monitoring of patient data and we could be required to amend the protocol for the trial to have fewer patient visits over the course of the trial.  In addition, the clinical sites in our ongoing Phase 2 CANAL trial temporarily suspended enrollment and treatment of patients in the trial  due to the vulnerability of IPF patients to COVID-19 and we amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government.  Once sites are able to resume screening, some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  Furthermore, as a result of the SSRE analysis, we have increased the target number of enrolled patients for our Phase 2b/3 PRISM trial from 240 to 360 subjects, which has also resulted in delays to our expected completion of enrollment for the trial and our anticipated timing for reporting top-line data for the trial.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with prurigo nodularis in the case of our Phase 2b/3 PRISM trial and patients with IPF in the case of our Phase 2 CANAL trial, and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the United States or Europe for the treatment of pruritus associated with prurigo nodularis, many patients use various treatments off-label, such as antihistamines or gabapentin, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

In addition, Haduvio, as a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. κ-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort, or dysphoria, and hallucinations, at high doses. While we believe that the dual κ-opioid receptor agonist and μ-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. μ-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts, and are associated with respiratory depression and potential cardiac risk. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression, and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. To support our planned submission of an NDA to the FDA for Haduvio, we may be required to conduct a clinical trial of Haduvio to assess cardiac risk and, due to the association of opioids with endocrine dysfunction, a clinical trial to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed, or observed at more severe levels, in the future, or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

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

At a meeting with the FDA following the completion of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, the FDA advised us that the findings of the Phase 2 clinical trial may not be reliable and recommended that we conduct an additional Phase 2 dose ranging trial to identify the optimal dose and obtain reliable estimates of treatment effect for the recommended primary efficacy endpoint so as to better design and power our planned Phase 3 clinical trials. In providing such advice, the FDA noted the small number of patients in each arm of the Phase 2 clinical trial and the large differential discontinuation rate among the three treatment arms, as well as our plan to increase the fixed-dose treatment duration from eight weeks in the Phase 2 clinical trial to 12 weeks in our Phase 2b/3 PRISM trial.

We have limited experience in designing pivotal clinical trials, and flaws in the design of a clinical trial could result in significant delays in completing the clinical trial or may require us to abandon the clinical trial altogether or conduct additional clinical trials. For example, we have designed our Phase 2b/3 PRISM trial based on an assumed discontinuation rate that takes into account observed discontinuation rates in our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis. If enrolled patients withdraw from our Phase 2b/3 PRISM trial at a rate that is higher than expected, as occurred in our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, or at rates that are inconsistent across clinical sites and treatment arms, we may not achieve the primary endpoint of the trial, the validity or statistical significance of the trial could be impaired and regulatory authorities may not view the trial as supportive of an application for marketing approval. Preclinical and clinical data are also often susceptible to varying interpretations and analyses. Many pharmaceutical and biotechnology companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for those product candidates. Even if we believe that the results of clinical trials for Haduvio or any future product candidate warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of the product candidate.

In addition, some of our data for Haduvio for the treatment of pruritus is drawn from post hoc analyses of data subsets from our Phase 2 clinical trials of Haduvio in patients with prurigo nodularis and uremic pruritus. While we believe these data may be useful in informing the design of our Phase 2b/3 PRISM trial and other future Phase 3 clinical trials for Haduvio, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

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

If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis could face competition from these product candidates, including tradipitant, an oral neurokinin-1 receptor antagonist being developed by Vanda Pharmaceuticals that is in Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis.

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it would compete with product candidates currently in clinical development for the treatment of chronic cough associated with IPF, such as ifenprodil which is being developed by Algernon Pharmaceuticals, and orvepitant, which is being developed by Nerre Therapeutics, and expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, Bellus Health and Bayer. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

If Haduvio is approved for the treatment of levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease, we expect that it would compete with Gocovri and Osmolex, which are extended release capsule formulations of amantadine marketed by Adamas Pharmaceuticals and expect that it might also compete with other product candidates currently in development for the treatment of LID by companies including Addex Therapeutics and IRLAB Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of Parkinson’s disease by companies could, if approved, reduce the need for therapies to treat LID.

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

If we are unable to obtain and maintain sufficient patent protection for Haduvio, or any future product candidate, and the disease indications for which we are developing, or may in the future develop, Haduvio, or if the scope of the patent protection is not sufficiently broad, competitors could develop and commercialize products similar or identical to such product candidate, and our ability to successfully commercialize such product candidate may be adversely affected.

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

We commenced our Phase 2b/3 PRISM trial of Haduvio for the treatment of pruritus associated with prurigo nodularis and we believe we will need to conduct an additional Phase 3 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for Haduvio for the treatment of pruritus associated with prurigo nodularis and any future product candidates by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. This may be exacerbated during the COVID-19 pandemic as the FDA focuses its resources on vaccines and other treatments for COVID-19.  In addition. for example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit.  The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction.  Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of Haduvio or any future product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the United States Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden revoked those Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent United States congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.  In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer; Thomas Sciascia, M.D., our Chief Medical Officer; and William Forbes, Pharm. D., our Chief Development Officer; as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Ms. Good and Dr. Sciascia, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all of the members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2020 we had 22 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

In addition, the COVID-19 pandemic has negatively affected the stock market and investor sentiment. The price and volatility of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. As of March 24, 2021 we had sold 2,055,497 shares of common stock pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Our executive officers and directors and their affiliates and our significant stockholders in the aggregate, beneficially own shares representing approximately 60.2% of our common stock as of March 24, 2021. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to SOX Section 404, we are required to furnish annual reports by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective. If we are unable to comply with the requirements of SOX Section 404 in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had federal and state net operating loss carryforwards of $137.6 million, and federal research and development tax credit carryforwards of $3.9 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income.  Due to our Series A convertible preferred stock financing in December 2012 and the shares issued in connection with our IPO in May 2019, an “ownership change” under Section 382 of the Code occurred. As a result, our ability to use approximately $91.3 million of our net operating loss carryforwards and approximately $3.0 million of our research and development tax credits is limited. We may experience further ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If a further ownership change occurs, our ability to use our net operating loss carryforwards might be further limited. We have not conducted a detailed study to document whether our historical activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development tax credit carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

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

Stockholders

As of March 24, 2021, there were approximately 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

As of December 31, 2020, we used approximately $19.9 million of the net proceeds from the IPO to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and the treatment of chronic cough in patients with IPF and for general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act. We have invested the net proceeds from the IPO in money market funds.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  Some of the statements contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Annual Report on Form 10-K, particularly including those risks identified in Part I-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. We are developing Haduvio for the treatment of chronic pruritus associated with prurigo nodularis and chronic cough in patients with idiopathic pulmonary fibrosis, or IPF.  We are also developing Haduvio in levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease.

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the patients in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we have increased the planned trial size to 360 subjects. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic as new patient screening and most patient enrollment were temporarily halted. Patient screening restrictions have been lifted in the United States and Europe.  Our sites began to restart patient screening and enrollment during May and June 2020. We have increased the number of active sites to more than 60 globally and approximately 240 subjects have enrolled in the trial. Considering the uncertainties associated with the COVID-19 pandemic, we expect to complete enrollment in the third quarter of 2021 and report top-line data in the fourth quarter of 2021. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application, or NDA, to the United States Food and Drug Administration, or FDA, and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF and is designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients, our clinical sites halted their enrollment and treatment of patients in this trial. While patient screening and enrollment resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government.  Once sites are able to resume screening, some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  We recently amended the study protocol to reduce the number of in-person visits and procedures to facilitate this study being completed in an at-risk patient population for COVID-19. We currently are in the process of seeking regulatory approval to add study sites in Germany which could potentially accelerate enrollment and reduce the risks inherent to single-country recruitment during the COVID-19 pandemic.

With respect to LID, we have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease.  We plan to determine next steps in the program once we complete the Phase 2b/3 PRISM and Phase 2 CANAL trials.

We are currently focusing our cash and operational resources on completing the Phase 2b/3 PRISM and the Phase 2 CANAL trials. After we receive top-line data from both of these trials we will evaluate other additional indications for which we may choose to pursue development of Haduvio.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2020, we had an accumulated deficit of $147.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2020 we had issued and sold an aggregate of 687,876 shares of common stock for gross proceeds of $3.2 million, before deducting estimated commissions and allocated fees of $0.2 million. Subsequent to December 31, 2020, and through March 24, 2021, we had issued and sold an additional 1,367,621 shares of common stock for gross proceeds of $4.4 million, before deducting estimated commissions and allocated fees of $0.3 million under the ATM Sales Agreement.

In August 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank pursuant to which Silicon Valley Bank provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month, we will be required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. For further discussion of the SVB Term Loan, see “—Liquidity and Capital Resources”.

As of December 31, 2020, we had cash and cash equivalents of $45.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis, including as a result of the increase in the target number of subjects to be enrolled from 240 to 360 following the completion of the SSRE analysis, the additional Phase 3 clinical trial we believe we will be required to conduct to support the submission of an NDA to the FDA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial in chronic cough in patients with IPF, the development and validation of our commercial manufacturing process for Haduvio and other development activities, including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease. In addition, we may continue to incur additional expenses as a result of the COVID-19 pandemic and related clinical trial delays and interruptions.

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

Impacts of COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 PRISM trial, new patient screening and most enrollment was temporarily halted due to the COVID-19 pandemic. Patient screening restrictions have been lifted in the United States and Europe.  Many of our sites restarted patient screening and enrollment throughout May and June 2020. Furthermore, multiple sites in the Phase 2b/3 PRISM trial are requiring remote monitoring of patient data and we could be required to amend the protocol for the trial to have fewer patient visits over the course of the trial. We also experienced slower recruitment activities worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of the COVID-19 pandemic. In addition, the clinical sites in our ongoing Phase 2 CANAL trial temporarily suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and we amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government.  Once sites are able to resume screening, some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located, and we expect other sites may cease to participate in the trial entirely.  The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

We expect our research and development expenses to increase over the next few years as we pursue our development program, pursue regulatory approval of Haduvio in the United States and Europe and prepare for a possible commercial launch of Haduvio. Predicting the timing or the cost to conduct our Haduvio development program and prepare for a possible commercial launch of Haduvio is difficult and delays may occur because of many factors including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, whether as a result of the COVID-19 pandemic or otherwise, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if Haduvio will receive regulatory approval in the United States or elsewhere with any certainty.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including stock-based compensation for personnel in executive, finance, commercial and other administrative functions, professional fees for legal, consulting and accounting services as well as rent and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation and expanded infrastructure.

Other Income (Expense), Net

Interest Expense on our Term Loan Facility

In August 2020, we entered into the SVB Loan Agreement under which we borrowed $14.0 million under a term loan, or the SVB Term Loan. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If Silicon Valley Bank receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, which we refer to together as the Phase 3 Event, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The SVB Term Loan requires interest-only payments until March 2022. We will then be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.

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

Change in Fair Value of Term Loan Derivative Liability

In connection with the SVB Term Loan, upon the occurrence of the Phase 3 Event, the interest rate on the SVB Term Loan will increase by 2.00%. This contingent interest rate increase represents a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjust this liability to fair value at each reporting date it remains outstanding. We recognized changes in the fair value of this term loan derivative in our statements of operations as a component of other income (expense), net.

Interest Income

Interest income consists of interest earned from money market funds on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$22,328	$19,339	$2,989
General and administrative	10,161	7,306	2,855
Total operating expenses	32,489	26,645	5,844
Loss from operations	(32,489)	(26,645)	(5,844)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(215)	215
Change in fair value of term loan derivative liability	(9)	—	(9)
Interest income	178	792	(614)
Interest expense	(456)	—	(456)
Total other income (expense), net	(287)	577	(864)
Loss before income tax benefit	(32,776)	(26,068)	(6,708)
Income tax benefit	18	18	—
Net loss	$(32,758)	$(26,050)	$(6,708)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Clinical development expenses	$17,587	$15,579
Personnel and related expenses	2,933	2,265
Consulting expenses and professional fees	1,310	1,077
Stock-based compensation expenses	359	143
Other research and development expenses	139	275
Total research and development expenses	$22,328	$19,339

Research and development expenses for the year ended December 31, 2020 increased $3.0 million, or 15.5%, to $22.3 million from $19.3 million for the year ended December 31, 2019  The increase was primarily due to a $2.0 million increase in clinical development expenses primarily related to increased activity and enrollment in our ongoing Phase 2b/3 PRISM trial as well as an increase in expenses related to the purchase of clinical trial supplies.  The increased expenses from these activities was partially offset by decreased expenses associated with a decrease in activity in our Phase 1b clinical trial in patients with chronic liver disease due to the completion of the trial in the first half of 2020, as well as decreased activity in our Phase 2 CANAL trial due to the temporary pausing of enrollment and treatment of patients as a result of the COVID-19 pandemic.  In addition, personnel and related expenses increased by $0.7 million as a result of an increase in our employee headcount, consulting expenses and professional fees increased by $0.2 million as a result of our increased clinical trial activity, and stock-based compensation expenses increased $0.2 million due to the issuance of new stock option grants in the first quarter of 2020 and expanded operations. For the years ended December 31, 2020 and 2019, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 increased $2.9 million, or 39.1%, to $10.2 million from $7.3 million for the year ended December 31, 2019. The increase was primarily due to an increase in stock-based compensation expenses of $1.2 million, primarily attributable to the issuance of new stock option grants in the second quarter of 2019 in connection with the IPO and in the first quarter of 2020, an increase in expenses related largely to being a public company of approximately $0.8 million and an increase in expenses related primarily to consulting fees of $0.4 million.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2020 decreased to other (expense), net of $0.3 million from other income, net of $0.6 million for the year ended December 31, 2019. The decrease reflects a decrease in interest income of $0.6 million for the year ended December 31, 2020 as compared to the prior year, primarily due to lower market interest rates and a $0.5 million increase in expense due to interest expense on the SVB Term Loan recognized in the year ended December 31, 2020 with no comparable expense recognized in 2019.  These changes in interest income and interest expense were partially offset by a decrease in expense of $0.2 million attributable to expense being recognized in the year ended December 31, 2019 for the change in fair value of obligation for the Success Fee with no comparable expense recognized in 2020.

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

As of December 31, 2020, we had cash and cash equivalents of $45.0 million. Our cash and cash equivalents are primarily held in money market accounts.

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2020, we had issued and sold an aggregate of 687,876 shares of common stock for gross proceeds of $3.2 million, before deducting estimated commissions and allocated fees of $0.2 million. Subsequent to December 31, 2020, and through March 24, 2021, we had issued and sold an additional 1,367,621 shares of common stock for gross proceeds of $4.4 million, before deducting estimated commissions and allocated fees of $0.3 million under the ATM Sales Agreement.

In August 2020, we entered into the SVB Loan Agreement, with Silicon Valley Bank, as lender, or SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. The proceeds from the SVB Term Loan may be used by us for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan, or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If we fail to meet certain equity raise requirements under the SVB Loan Agreement, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(29,000)	$(23,093)
Net cash used in investing activities	(32)	(9)
Net cash provided by financing activities	16,720	73,213
Net cash increase (decrease)	$(12,312)	$50,111

Operating Activities

During the year ended December 31, 2020, operating activities used $29.0 million of cash, resulting from our net loss of $32.8 million, partially offset by changes in our operating assets and liabilities of $1.1 million and non-cash charges of $2.7 million. Changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of a $0.4 million decrease in prepaid expenses, a $0.4 million increase in accounts payable, a $0.3 million decrease in receivables and a $0.1 million decrease in accrued expenses. The decrease in prepaid expenses was primarily due to the application of such prepaid amounts to clinical trial activity in 2020.  The increase in accounts payable was primarily due to timing of vendor invoices.  The decrease in receivables was primarily due to a refund of prepayments made to one of our vendors, which we received in the first quarter of 2020.  This decrease in receivables was primarily offset by additional prepayments made to one of our vendors, which we expect will be paid back to us in the first quarter of 2021. The non-cash charges for the year ended December 31, 2020 consisted primarily of stock-based compensation expense of $2.4 million and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs.

During the year ended December 31, 2019, operating activities used $23.1 million of cash, resulting from our net loss of $26.1 million, partially offset by changes in our operating assets and liabilities of $1.6 million and non-cash charges of $1.4 million. Changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $1.4 million increase in accrued expenses, a $0.8 million increase in accounts payable, a $0.4 million increase in receivables, and a $0.2 million increase in prepaid expenses. The increase in accrued expenses was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial. The increase in accounts payable was primarily due to timing of vendor invoices. The increase in receivables was primarily due to prepayments made to one of our vendors, which was paid back to us in the first half of 2020. The increase in prepaid expenses was primarily due to prepayments of our insurance policies. The non-cash charges for the year ended December 31, 2019 consisted primarily of stock-based compensation expense of $1.1 million and changes in fair value of the Success Fee of $0.2 million.

Investing Activities

During the years ended December 31, 2020 and 2019, we used an insignificant amount of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $16.7 million, primarily consisting of cash proceeds from the SVB Term Loan of $14.0 million and gross cash proceeds of $3.2 million from sales of our common stock under the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $0.2 million.

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

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, including as a result of the increase in the target number of patients to be enrolled from 240 to 360 based on the SSRE analysis, the additional Phase 3 clinical trial we believe we will need to conduct to support the submission of an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial, the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease. In addition, we have incurred and may continue to incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, as well as the scope, progress, timing, costs and results of clinical trials of Haduvio for other serious neurologically mediated conditions, including our ongoing Phase 2 CANAL trial, as well as any future product candidates;

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022.

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

We have entered into agreements with CROs, contract manufacturing organizations and other companies that provide services in connection with our research and development activities. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on our consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CROs, contract manufacturing organizations and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses.

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees and non-employees for consultancy services in accordance with ASC 718, Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair value based method, for costs related to all stock-based payments, including stock options. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model for stock options with time-based vesting, and is impacted by our common stock price as well as changes in assumptions regarding a number of  complex and subjective variables. These variables include expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

The fair value of an option award is recognized over the period during which the optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Forfeitures are accounted for as they occur.

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

The following assumptions were used to calculate the fair value of awards granted during the periods indicated:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.2%	2.0%
Expected volatility	81.5%	78.7%
Expected dividend yield	—	—
Expected life of options (in years)	6.8	6.8

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

Stock-based compensation expense, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expense	$360	$143
General and administrative expense	2,057	984
	$2,417	$1,127

As of December 31, 2020, total unrecognized stock-based compensation was $4.4 million, which is expected to be recognized over the remaining vesting period of 2.5 years.

The intrinsic value of all outstanding stock options as of December 31, 2020 was approximately $0.2 million based on a common stock fair value of $2.42 per share, which was the closing price of our common stock on the Nasdaq Global Market on December 31, 2020.

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

In determining the estimated fair value of our common stock prior to our IPO in May 2019, our board of directors considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, our board of directors applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

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

As of December 31, 2020, our total deferred tax assets were $42.8 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards; which totaled approximately $137.6 million at December 31, 2020. Due to our Series A preferred stock financing in December 2012 and the shares we issued in connection with our IPO in May 2019, we were subject to an “ownership change” under Section 382 of the Code. As a result, our ability to use $91.3 million of these NOL carryforwards is limited. We may experience further ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If a further ownership change occurred, our ability to use our NOL carryforwards might be further limited.

Fair Value Measurements

Our financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, term loans, term loan derivative liability and obligation for loan success fee. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short term nature of those instruments. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate.  The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach.  The fair value of the obligation for loan success fee has been estimated utilizing a probability-weighted income approach, including variables for the timing of the success event and other probability estimates.

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

•	Level 1—Observable inputs—quoted prices in active markets for identical assets and liabilities.
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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion regarding our commitments and contingent commitments.

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

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted during the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

There have been no new pronouncements during the year ended December 31, 2020, which could be expected to materially impact our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2020, we had cash and cash equivalents of $45.0 million, primarily held in interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for emerging growth companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2	Description of Registrant’s Securities (incorporated by referred to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2020)
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

10.6+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
10.7*	Non-Employee Director Compensation Policy
10.8+

Trevi Therapeutics, Inc. Executive Separation Benefits and Retention Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 24, 2019)

10.9+

Employment Agreement, dated December 4, 2012, by and between the Registrant and Jennifer L. Good (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.10+

Offer Letter, dated December 4, 2012, by and between the Registrant and Thomas R. Sciascia (incorporated by referred to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2020)

10.11+

Indefinite Term Employment Contract, dated August 29, 2018, by and between the Registrant and Yann Mazabraud (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.12+

Offer Letter, dated August 29, 2018, by and between the Registrant and Yann Mazabraud (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1  (File No. 333-230745) filed with the SEC on April 5, 2019)”

10.13+

Offer Letter, dated April 23, 2018, by and between the Registrant and Christopher J. Seiter (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)”

10.14+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.15

Indenture of Lease, dated February 6, 2013, by and between First Niagara Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.16

First Amendment to Lease, dated December 5, 2017, by and between the Registrant and 195 Church Street Associates, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.17†

Exclusive License Agreement, dated as of May 13, 2011, by and between the Registrant and Penwest Pharmaceuticals Co. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.18†

Exclusive License Agreement between the Registrant and Rutgers, the State University of New Jersey, effective November 6, 2018 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.19

Share Purchase Agreement, dated as of May 6, 2019, by and between the Registrant and New Enterprise Associates 16, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on May 7, 2019)

10.20

Loan and Security Agreement, dated as of August 13, 2020, between Silicon Valley Bank and Trevi Therapeutics, Inc. (incorporated by referred to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 12, 2020)

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

TREVI THERAPEUTICS, INC.

Date: March 25, 2021	By:	/s/ Jennifer Good
Jennifer Good
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Good	President and Chief Executive Officer, Director	March 25, 2021
Jennifer Good	(Principal Executive Officer)

/s/ Christopher Seiter	Chief Financial Officer	March 25, 2021
Christopher Seiter	(Principal Financial Officer)

/s/ Frank Muscolo	Controller	March 25, 2021
Frank Muscolo	(Principal Accounting Officer)

/s/ David Meeker, M.D.	Chairman of the Board	March 25, 2021
David Meeker, M.D.

/s/ James V. Cassella, Ph.D.	Director	March 25, 2021
James V. Cassella, Ph.D. /s/ Dominick Colangelo	Director	March 25, 2021
Dominick Colangelo

/s/ Michael Heffernan	Lead Director	March 25, 2021
Michael Heffernan

/s/ Edward Mathers	Director	March 25, 2021
Edward Mathers

/s/ Anne VanLent	Director	March 25, 2021
Anne VanLent

Trevi Therapeutics, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trevi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevi Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Stamford, Connecticut

March 25, 2021

Trevi Therapeutics, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$45,001	$57,313
Tax credit and other receivables	265	558
Prepaid expenses	1,003	1,681
Total current assets	46,269	59,552
Deferred offering costs	284	—
Operating lease right-of-use asset	227	312
Security deposits and other non-current assets	248	19
Property, equipment and leasehold improvements, net	103	118
Total assets	$47,131	$60,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,016	$1,599
Accrued expenses	3,426	3,501
Operating lease liability - current portion	113	99
Total current liabilities	5,555	5,199
Term loan	13,954	—
Term loan derivative liability	196	—
Operating lease liability - long term portion	144	257
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 18,546,786 and 17,834,570 shares issued and outstanding at December 31, 2020 and 2019, respectively.	19	18
Preferred stock: $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and 2019; no shares issued or outstanding at December 31, 2020 or 2019.	—	—
Additional paid-in capital	174,240	168,746
Accumulated deficit	(146,977)	(114,219)
Total stockholders’ equity	27,282	54,545
Total liabilities and stockholders’ equity	$47,131	$60,001

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$22,328	$19,339
General and administrative	10,161	7,306
Total operating expenses	32,489	26,645
Loss from operations	(32,489)	(26,645)
Other income (expense):
Change in fair value of obligation for loan success fee	—	(215)
Change in fair value of term loan derivative liability	(9)	—
Interest income	178	792
Interest expense	(456)	—
Total other income (expense), net	(287)	577
Loss before income tax benefit	(32,776)	(26,068)
Income tax benefit	18	18
Net loss	$(32,758)	$(26,050)
Accretion of redeemable convertible preferred stock	—	1,535
Dividends accrued on redeemable convertible preferred stock	—	(2,239)
Adjusted net loss attributable to common stockholders	$(32,758)	$(26,754)
Basic and diluted net loss per common share outstanding	$(1.81)	$(2.28)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	18,059,011	11,735,781

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (deficit)
Balance at December 31, 2018	15,387,923	$21,033	22,608,695	$33,686	38,097,672	$61,023	438,600	$4	$—	$(109,498)	$(109,494)
Stock-based compensation	—	—	—	—	—	—	—	—	1,127	—	1,127
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	14,736	—	38	—	38
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	6,849,315	11,059	—	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	5,406,844	326	6,478,999	551	3,792,386	1,362	—	—	—	(2,239)	(2,239)
Accretion (amortization) of premium (discount) on issuance of redeemable convertible preferred stock	—	(7)	—	31	—	—	—	—	—	(24)	(24)
Accretion of discount on investor rights/obligation	—	84	—	117	—	—	—	—		(201)	(201)
Adjustment for excess (shortfall) of fair value over liquidation value of redeemable convertible preferred stock	—	(651)	—	(940)	—	(403)	—	—	—	1,994	1,994
Accretion of issuance costs on redeemable convertible preferred stock	—	7	—	4	—	223	—	—	—	(234)	(234)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,794,767)	(20,792)	(29,087,694)	(33,449)	(48,739,373)	(73,264)	10,381,234	7	105,464	22,033	127,504
Issuance of common stock upon completion of initial public offering, net of underwriting discounts and commissions, and issuance costs	—	—	—	—	—	—	5,500,000	5	48,169	—	48,174
Issuance of common stock upon completion of private placement, net of private placement agent fees	—	—	—	—	—	—	1,500,000	2	13,948	—	13,950
Net loss	—	—	—	—	—	—	—	—	—	(26,050)	(26,050)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	—	—	—	—	—	—	2,417	—	2,417
Issuance of common stock from exercise of stock options	—	—	—	—	—	—	18,343	—	34	—	34
Issuance of common stock from employee stock purchase plan	—	—	—	—	—	—	5,997	—	12	—	12
Issuance of common stock under at-the-market sales agreement, net of commissions and allocated fees	—	—	—	—	—	—	687,876	1	3,031	—	3,032
Net loss	—	—	—	—	—	—	—	—	—	(32,758)	(32,758)
Balance at December 31, 2020	—	$—	—	$—	—	$—	18,546,786	$19	$174,240	$(146,977)	$27,282

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(32,758)	$(26,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	39
Changes in fair value of obligation for loan success fee	—	215
Changes in fair value of term loan derivative liability	9	—
Accretion/accrual of term loan discounts and debt issuance costs	227	—
Stock-based compensation	2,417	1,127
Changes in operating assets and liabilities:
Receivables	293	(374)
Prepaid expenses	449	(243)
Accounts payable	417	777
Accrued expenses and other	(101)	1,416
Net cash used in operating activities	(29,000)	(23,093)
Investing activities
Acquisitions of property, equipment and leasehold improvements	(32)	(9)
Net cash used in investing activities	(32)	(9)
Financing activities
Payment of loan success fee	—	(675)
Proceeds from term loan	14,000	—
Financing costs of term loan	(84)	—
Proceeds from at-the-market sales, net of commissions	3,135	—
Proceeds from exercises of stock options	34	38
Proceeds from the employee stock purchase plan	12	—
Proceeds from sale of Series C redeemable convertible preferred stock, net of issuance costs	—	9,963
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriting commissions and discounts	—	51,150
Proceeds from private placement, net of private placement agent fees	—	13,950
Payments of offering costs	(377)	(1,213)
Net cash provided by financing activities	16,720	73,213
Net cash increase (decrease) for year	(12,312)	50,111
Cash and cash equivalents at beginning of year	57,313	7,202
Cash and cash equivalents at end of year	$45,001	$57,313
Supplemental disclosure of cash flow information
Interest paid	$180	$—
Income taxes paid	$—	$—
State research tax credits exchanged for cash	$18	$124
Supplemental disclosure of non-cash financing activities
Offering costs included in accrued expenses	$11	$—
Accretion on redeemable convertible preferred stock	$—	$(1,535)
Dividends accrued on redeemable convertible preferred stock	$—	$2,239

See accompanying notes.

Trevi Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.	Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. The Company is currently developing Haduvio for the treatment of chronic pruritus associated with prurigo nodularis and chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”).  The Company is also in the planning stages for developing Haduvio in levodopa-induced dyskinesia (“LID”) in patients with Parkinson’s disease. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has financed its operations primarily through private placements of its redeemable convertible preferred stock and convertible notes as well as borrowings under term loan facilities, with proceeds from the Company’s initial public offering (“IPO”) and concurrent private placement completed in May 2019 and with sales of common stock under the Company’s sales agreement with SVB Leerink LLC (the “ATM Sales Agreement”).  The Company has incurred recurring losses since inception, including net losses attributable to the Company of $32.8 million and $26.1 million for the years ended December 31, 2020 and 2019, respectively.  In addition, as of December 31, 2020, the Company had an accumulated deficit of $147.0 million. The Company expects to continue to generate operating losses for the foreseeable future. As of March 25, 2021, the issuance date of these Consolidated Financial Statements, the Company expects that its cash and cash equivalents of $45.0 million as of December 31, 2020, in addition to proceeds from the ATM Sales Agreement subsequent to December 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to December 31, 2020 for potential recognition or disclosure in the Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Consolidated Financial Statements include, but are not limited to the recognition of research and development expenses (“R&D”) and the valuation of redeemable convertible preferred stock, common stock and stock-based awards. On an ongoing basis, management evaluates its estimates in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, term loans, term loan derivative liability and obligation for loan success fee (Note 7). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach (Note 7). The fair value of the obligation for loan success fee was estimated utilizing a probability-weighted income approach, including variables for the timing of the success event and other probability estimates.

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

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, and the basis for that measurement, by level within the fair value hierarchy (Note 7).  There were no such financial liabilities as of December 31, 2019:

	Level 1	Level 2	Level 3
December 31, 2020
Financial assets carried at fair value:
Money market funds	$44,095	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$196

December 31, 2019
Financial assets carried at fair value:
Money market funds	$54,593	$—	$—

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	December 31,
	2020	2019
Financial liabilities
Balance at beginning of year(1)	$—	$1,556
Term loan derivative liability	187	—
Unrealized loss on obligation for loan success fee	—	215
Unrealized loss on obligation for term loan derivative	9	—
Net settlements(2)	—	(1,771)
Ending balance	$196	$—

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements (consisting of furniture, computer and office equipment and leasehold improvements) are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (three years for computer equipment, five years for furniture and office equipment, and the shorter of the term of the lease or useful life for leasehold improvements).

Impairment of Long-Lived Assets

ASC 360, Property, Plant, and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There was no impairment or disposal of long-lived assets during the years ended December 31, 2020 and 2019, respectively.

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the United States, resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in the Consolidated Statements of Operations. Net foreign currency gains and losses in 2020 and 2019 were insignificant.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. Deferred offering costs relating to the Company’s ATM Sales Agreement were $284 as of December 31, 2020, excluding $105, which has been recorded as a reduction to stockholders’ equity in connection with sales under the agreement. The Company’s IPO was completed in May 2019 and IPO costs incurred in 2019 were recorded as a reduction to stockholders’ equity.  As a result, deferred offering costs were $0 as of December 31, 2019.

Research and Development Expenses

All of the Company’s research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include certain payroll and personnel expenses, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations (“CROs”) to conduct certain research and development activities on the Company’s behalf. The Company does not allocate its costs by each indication for which it is developing Haduvio, as a significant amount of the Company’s development activities broadly support all indications. In addition, several of the Company’s departments support the Company’s Haduvio drug candidate development program and the Company does not identify internal costs for each potential indication. The Company expenses both internal and external research and development expenses as they are incurred.

Accrued Research and Development Expenses

The Company has entered into agreements with CROs, contract manufacturing organizations (“CMOs”) and other companies that provide services in connection with the Company’s research and development activities. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the Consolidated Balance Sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs, CMOs and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or as non-current deposits, as applicable, and are recognized as expenses as the goods are delivered or the related services are performed.

Patent Costs

All patent-related costs in connection with filing and prosecuting patent applications are expensed to general and administrative expense as incurred, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employees for consultancy services in accordance with ASC 718, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair value based method, for costs related to all stock-based payments including stock options. The Company’s determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model for stock options with time-based vesting, and is impacted by the price of its common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Forfeitures are accounted for as they occur.

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

In determining the estimated fair value of the Company’s common stock prior to Company’s IPO in May 2019, the board of directors considered the fact that the Company’s stockholders could not freely trade the Company’s common stock in the public markets. Accordingly, the Company’s board of directors applied discounts to reflect the lack of marketability of common stock based on the weighted-average expected time to liquidity. The estimated fair value of the Company’s common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. It is the opinion of Company management that there are no material uncertainties regarding the tax positions that the Company has taken through December 31, 2020 and December 31, 2019. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

Redeemable Convertible Preferred Shares

Prior to the Company’s IPO in May 2019, shares of the Company’s redeemable convertible preferred stock were redeemable at the option of the holder on or after July 14, 2020 and carried a cumulative coupon dividend rate of 6%. The redemption amount was the greater of the liquidation value (invested amount plus accruing dividends) or the fair value of the shares of preferred stock on the date of redemption. The Company was accounting for its shares of preferred stock under the requirements of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The carrying value of the shares of preferred stock was presented as temporary equity and was adjusted by periodic accretions so that the carrying amount would equal the redemption amount at the estimated date that the shares of preferred stock would be redeemed. These adjustments were effected through charges against additional paid-in capital, to the extent it was available, or accumulated deficit. For all preferred stock issuances, the difference between the amount invested by the holders of the shares of preferred stock, net of issuance costs and premiums (or discounts), as compared to the redemption value was recorded as accretion over the redemption period of the shares of preferred stock. The accretion was added to net loss to arrive at the net loss available to common stockholders in the calculation of net loss per common share.  All redeemable convertible preferred stock shares were converted into common stock as of the date of the Company’s IPO.

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

There have been no new accounting pronouncements adopted during the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the year ended December 31, 2020, which could be expected to materially impact the Company’s Consolidated Financial Statements.

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	As of December 31,
	2020	2019
Prepaid R&D payments	$333	$1,113
Prepaid corporate insurance	562	491
Other	108	77
	$1,003	$1,681

4.	Leases

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

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease.  As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, which is updated periodically, based on information available at the commencement date of the lease to determine the present value of the lease payments. The incremental borrowing rate used on existing leases as of December 31, 2020 was 13.0% .  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight line basis over the lease term.  The Company had no new leases during the years ended December 31, 2020 and 2019.

The Company’s operating leases consist of real estate and equipment and have remaining terms of approximately 2 years and 3 months. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Consolidated Balance Sheets:

	As of December 31,
	2020	2019
Assets:
Operating lease right-of-use asset	$227	$312
Liabilities:
Operating lease liabilities, current portion	$113	$99
Operating lease liabilities, long term portion	144	257
Total operating lease liabilities	$257	$356

Future minimum lease payments under the operating leases are as follows as of December 31, 2020:

As of December 31, 2020
2021	$138
2022	131
2023	24
Total lease payments	293
Less: imputed discount	(36)
Carrying value of operating lease liabilities	$257

Lease expense under operating leases, including leases of office equipment, was $124 for each of the years ended December 31, 2020 and 2019. Lease payments made were $138 and $125 in the years ended December 31, 2020 and 2019, respectively, with such amounts reflected in the Consolidated Statements of Cash Flows in operating activities.

5.	Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements, net consist of the following:

	As of December 31,
	2020	2019
Computer, website development and office equipment	$45	$45
Furniture and fixtures	60	28
Leasehold improvements	130	130
	235	203
Less accumulated depreciation	(132)	(85)
	$103	$118

Depreciation was $47 and $39 for the years ended December 31, 2020 and 2019, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2020	2019
Accrued R&D projects	$1,754	$2,084
Accrued consulting and professional fees	560	338
Accrued compensation and benefits	954	776
Other	158	303
	$3,426	$3,501

7.	Debt

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third party, which were recorded as deferred charges—loan and will be amortized over the life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $9 for the year ended December 31, 2020, and is included in interest expense in the Company’s Consolidated Statements of Operations. Loan discount—unamortized deferred charges totaled $48 for the year ended December 31, 2020, and is included as a direct reduction of the carrying value of the term loan payable on the Company’s Consolidated Balance Sheet.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheet and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $4 for the year ended December 31, 2020, and is included in interest expense in the Company’s Consolidated Statements of Operations. At December 31, 2020 the loan discount-financing costs balance was $23.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Consolidated Balance Sheet. For the year ended December 31, 2020, $183 was accrued for the final payment fee, with such amount included in interest expense in the Company’s Consolidated Statements of Operations.

Upon the occurrence of the Phase 3 Event, the interest rate on the SVB Term Loan will increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represents a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging, and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusts this liability to fair value at each reporting date it remains outstanding, with such adjustments recorded as non-cash charges in other income (expense) in the Company’s Consolidated Statements of Operations. The total fair value of this liability was determined to be $196 at December 31, 2020. The change in fair value of the term loan derivative liability as of December 31, 2020 as compared to the fair value at its last measurement date (its date of inception) was $9. The term loan derivative liability is presented as a non-current liability in the Company’s Consolidated Balance Sheet as of December 31, 2020. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Consolidated Statements of Operations through the SVB Term Loan’s maturity date using the effective interest method.  Such amortization was $29 for the year ended December 31, 2020.  At December 31, 2020, the balance of the term loan discount – interest was $158 and is included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheet as of December 31, 2020.

Fair values of the term loan derivative liability are estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates.  For the fair value calculations of the term loan derivative liability at its inception and at December 31, 2020, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0%; and the SVB Term Loan maturity date of February 1, 2024.

For the year ended December 31, 2020, interest expense under the SVB Term Loan totaled $456, which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan, all as described above.  There was no such interest expense on the SVB Term Loan for the year ended December 31, 2019. As of December 31, 2020, the Company had outstanding borrowings of $14.0 million under the SVB Term Loan and the term loan payable balance as presented in the Company’s Consolidated Balance Sheet as of December 31, 2020 was comprised as shown below.  There were no outstanding borrowings under the SVB Term Loan as of December 31, 2019.

December 31,
2020
Principal outstanding under term loan	$14,000
Term loan discount - interest	(158)
Term loan discount - unamortized deferred charges	(48)
Term loan discount - financing costs, net of accretion	(23)
Term loan-final payment fee	183
13,954
Less current portion	—
Term loan payable, non current	$13,954

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the year ended December 31, 2020.  There was no such expense under the SVB Term Loan for the year ended December 31, 2019.

Year Ended December 31,
2020
Interest payments	$231
Accretion and amortization of term loan discounts	42
Accrual of the final payment fee	183
$456

Solar Capital Term Loan

On December 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital, Ltd. (“Solar”) and Square 1 Bank (“Square 1”), together (the “Lenders”), which provided $15.0 million in debt financing (the “Term Loan”).  On June 29, 2018, the maturity date of the Loan Agreement, the Company made its final payments of principal, interest and all final fees due to the Lenders in connection with the Term Loan.  As a result, there were no outstanding borrowings under the Term Loan as of December 31, 2020 and 2019, and the Company’s obligations to the Lenders under the Loan Agreement, other than the obligations under the Success Fee Agreement as described below, were terminated.

Under the terms of the Loan Agreement, the Company was obligated to pay the Lenders a Success Fee (“Success Fee”) under a Success Fee Agreement (“Success Fee Agreement”) upon the first occurrence of an Exit Event, as defined. The Exit Event included, among other things, the completion of a public offering of common stock. The amount of the Success Fee was equal to 4.5% of the $15.0 million Term Loan funded. The Success Fee Agreement was scheduled to terminate on the earlier to occur of (a) payment in full of the Success Fee pursuant to its terms, or (b) December 29, 2021. The completion of the IPO on May 9, 2019 (see Note 8) triggered the Success Fee payment obligation and the Company made payments to its Lenders totaling $675 in May 2019.  Upon such payments, the Success Fee Agreement terminated.

The Success Fee Agreement represented a free-standing financial instrument. Accordingly, the Company accounted for the Success Fee provision as a derivative under ASC 815, Derivatives and Hedging, and therefore recorded an obligation for the Success Fee at its fair value on the closing date of each advance under the Loan Agreement. Upon recording such obligations for the Success Fee, the Company also recorded an offsetting loan discount, which was accreted to interest expense in the Company’s Statements of Operations through the Term Loan’s maturity date. The Company adjusted these liabilities for the Success Fee to fair value at each reporting date they remained outstanding. As discussed above, the Success Fee was paid in May 2019; and therefore, the total fair value of the Success Fee liabilities was $0 at December 31, 2020 and 2019. The Company recorded non-cash charges in the amount of $0 and $215 for the years ended December 31, 2020 and 2019, respectively, representing the changes in the fair value of these liabilities since their last measurement date. The fair values of the obligation for the Success Fee were estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Exit Event and other probability estimates. The non-cash charges are included in other income (expense) in the Company’s Consolidated Statements of Operations.

8.	Stockholders’ Equity

Preferred Stock

As of December 31, 2020 and 2019, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock.

Common Stock

As of December 31, 2020 and 2019, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, with a par value of $0.001 per share.

As of December 31, 2020 and 2019, the Company had reserved 3,646,200 and 2,778,812 shares of common stock, respectively, for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below:

	As of December 31,
	2020	2019
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	921,824	1,043,992
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	2,396,922	1,579,714
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	327,454	155,106
	3,646,200	2,778,812

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

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2020, the Company had issued and sold an aggregate of 687,876 shares of common stock for gross proceeds of $3.2 million, before deducting estimated commissions and allocated fees of $0.2 million.

Subsequent to December 31, 2020, and through March 24, 2021, the Company had issued and sold an additional 1,367,621 shares of common stock for gross proceeds of $4.4 million, before deducting estimated commissions and allocated fees of $0.3 million under the ATM Sales Agreement.

Stock Based Awards

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

As of December 31, 2020 awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Stock Incentive Plan (the “2012 Plan”) that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. The number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 713,383 shares, equal to 4% of the Company’s then-outstanding common stock, effective as of January 1, 2020.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The Company’s board of directors administers the 2012 Plan. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers and directors, as well as non-employee/consultants and advisors to the Company.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employee consultants vest over four years based on varying vesting schedules including: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years.  Options granted to directors generally vest over up to one to two years.  As of December 31, 2020 and 2019, respectively, options to purchase 1,249,653 and 631,234 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of December 31, 2020 and 2019, respectively, options to purchase 921,824 and 1,043,992 shares of common stock were granted and outstanding, net of cancelations, under the 2012 Plan.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the year ended December 31, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	1,675,226	$6.20	7.8	$864
Granted	764,583	5.11
Forfeited	(163,463)	7.77
Expired	(86,526)	9.18
Exercised	(18,343)	1.82
Outstanding as of December 31, 2020	2,171,477	$5.62	7.5	$185
Options exercisable as of December 31, 2020	1,009,847	$4.67	6.0	$185
Options unvested as of December 31, 2020	1,161,630	$6.44	8.8	$—

The weighted average grant-date fair value per share of stock options granted was $3.68 and $5.06 for the years ended December 31, 2020 and 2019, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2020 and 2019 was $2.2 million and $688, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $81 and $105, respectively.

The assumptions that the Company used to determine the fair value of the stock options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.2%	2.0%
Expected volatility	81.5%	78.7%
Expected dividend yield	—	—
Expected life of options (in years)	6.8	6.8

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.  The Company recognized $5 of stock-based compensation expense for the 2019 ESPP during the year ended December 31, 2020.  During the year ended December 31, 2019, there was no activity under the 2019 ESPP.

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

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019
Research and development expense	$360	$143
General and administrative expense	2,057	984
	$2,417	$1,127

As of December 31, 2020, total unrecognized compensation cost related to the unvested share-based awards was $4.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

In addition, TPG had the right to purchase, under the same terms and conditions as the Series A Initial Closing, including the $1.00 per share purchase price, the lesser of 2,500,000 additional shares of Series A Preferred Stock (the “Additional Series A Preferred Shares”) and the number of shares of Series A Preferred Stock equal to 25% of the total number of shares of Series A Preferred Stock it previously purchased for cash under the Series A Purchase Agreement. This additional right was exercisable until the date six months after the completion date of the Company’s Phase 2b/3 clinical trial of Haduvio in patients with uremic pruritus.

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

In January 2014, the Company issued 1,680,000 shares of Series A Preferred Stock to eight of the Series A Investors at $1.00 per share, as provided for as Additional Closings under the Series A Extension Purchase Agreement, resulting in proceeds, net of $7 in issuance costs, of $1.7 million. The Company recorded this issuance at its fair value of $1.08 per share, totaling $1.8 million before financing costs, resulting in a discount on this issuance in the amount of $134, which amount was being amortized out of the carrying value of Series A Preferred Stock over the expected redemption period, which was three years from July 14, 2017, the date of the First Tranche Closing of the Series C Preferred Stock Financing (each such term as defined below), or July 14, 2020 (the “Redemption Period”). Such amortization totaled $7 for the year ended December 31, 2019 which includes $5 of previously unaccreted discount on issuance at the time of conversion to shares of common stock.  There was no such amortization for the year ended December 31, 2020.

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

The Series B Purchase Agreement also provided for the sale of 4,347,826 additional shares of Series B Preferred Stock (the “Series B Milestone Shares”) to TPG at a purchase price of $1.15 per share upon the Company’s achievement of specified Milestone Events, as defined in the Series B Purchase Agreement, involving the Company’s Phase 2b/3 clinical trial of Haduvio in patients with uremic pruritus; its planned Phase 2 clinical trial of Haduvio in patients with pruritus associated with prurigo nodularis; and a pending patent application. In the event the Milestone Events were not achieved, TPG had the right to purchase the Series B Milestone Shares, in full or in part, under the same terms and conditions as the Series B Initial Closing, at a purchase price of $1.15 per share, on or before November 30, 2015.

In addition, TPG had the right to purchase, on the same terms and conditions as the Series B Initial Closing, including the $1.15 per share purchase price, the lesser of 4,347,826 additional shares of Series B Preferred Stock and the number of shares equal to 25% of the total number of shares it previously purchased for cash under the Series B Purchase Agreement (the “Additional Series B Shares”). This additional right was exercisable until the date six months after the completion date of the Company’s Phase 2b/3 clinical trial of Haduvio in patients with uremic pruritus.

On October 30, 2014, TPG exercised its rights described above and purchased under an Additional Closing Agreement (the “Series B Second Closing”) 8,695,652 additional shares of Series B Preferred Stock at $1.15 per share, which consisted of the Series B Milestone Shares and the Additional Series B Shares. This agreement also provided for the Company to sell 869,565 additional shares of Series B Preferred Stock at $1.15 per share to an existing stockholder. The Series B Second Closing resulted in proceeds, net of $19 in issuance costs, of $11.0 million. The Company recorded this issuance at its fair value of $1.10 per share, totaling $10.5 million, net of financing costs, resulting in a premium on this issuance in the amount of $478 which amount was being accreted into the carrying value of the Series B Preferred Stock over the Redemption Period. Such accretion totaled $31 for the year ended December 31, 2019 which includes $22 of unaccreted premium on issuance at the time of conversion to shares of common stock.  There was no such accretion for the year ended December 31, 2020.

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

As of December 31, 2020 and 2019, there were no shares of redeemable convertible preferred stock outstanding as a result of the conversion into common stock in connection with the IPO.

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

As a result of the redemption rights described above, the carrying values of Series A Preferred Stock of $21.0 million, Series B Preferred Stock of $33.7 million, and Series C Preferred Stock of $61.0 million as of December 31, 2018, were classified as temporary equity, and were presented between liabilities and stockholders’ equity (deficit) on the Company’s Consolidated Balance Sheets in accordance with ASC 480. The Company was accreting the carrying value of the redeemable convertible preferred stock up to the expected redemption value over the estimated Redemption Period. The accretion included cumulative unpaid and undeclared Accruing Dividends as well as additional increases, if any, when the fair value of the redeemable convertible preferred stock exceeded the liquidation value at any point during the Redemption Period.  Upon the IPO, all redeemable convertible preferred shares and Accruing Dividends thereon converted to common shares and all previously unaccreted amounts were fully accreted to the expected redemption value.

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

Financing costs of approximately $166 that were netted against the proceeds from the 2013 and 2012 Series A Preferred Stock financings were being accreted to Series A Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $7 in accretion for financing costs for the year ended December 31, 2019 which includes $5 of previously unaccreted financing costs at the time of the conversion of the Series A Preferred Stock into shares of the Company’s common stock. There was no such accretion for the year ended December 31, 2020.  In addition, the investor rights/obligation that was allocated from proceeds from the Series A Preferred Stock financings of $2.8 million, less $520 representing its fair value on the date of its exercise as noted above, was being accreted over the Redemption Period. The Company recorded $84 in accretion of investor rights/obligation in the year ended December 31, 2019 which includes $61 of previously unaccreted investor rights/obligations at the time of the conversion of the Series A Preferred Stock into shares of the Company’s common stock. There was no such accretion for the year ended December 31, 2020.

Financing costs of approximately $76 that were netted against the proceeds from the 2014 Series B Preferred Stock financings were being accreted to Series B Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $4 in accretion for financing costs in the year ended December 31, 2019 which includes $3 of previously unaccreted financing costs at the time of conversion of the Series B Preferred Stock into shares of the Company’s common stock. There was no such accretion for the year ended December 31, 2020.  In addition, the investor rights/obligation that was allocated from proceeds from the Series B Preferred Stock financings of $2.0 million was being accreted over the remaining Redemption Period discussed above. The Company recorded $117 in accretion of Series B Preferred Stock investor rights/obligation in the year ended December 31, 2019 which includes $85 of previously unaccreted investor rights/obligations at the time of the conversion of the Series B Preferred Stock into shares of the Company’s common stock. There was no such accretion for the year ended December 31, 2020.

Financing costs of approximately $379 that were netted against the proceeds from the 2017, 2018 and 2019 Series C Preferred Stock financings were being accreted to Series C Preferred Stock over the period from their respective issuance dates to the earliest redemption date of July 14, 2020. The Company recorded $223 in accretion for financing costs in the year ended December 31, 2019 which includes $164 of previously unaccreted financing costs at the time of conversion of the Series C Preferred Stock into shares of the Company’s common stock. There was no such accretion for the year ended December 31, 2020.

Optional Conversion

Each holder of Series A, Series B or Series C Preferred Stock was able to convert any or all of such holder’s redeemable convertible preferred stock into common stock at any time. Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was convertible into such number of shares of common stock as determined by dividing the original issue price of such series by the conversion price for such series in effect at the time of conversion. As of December 31, 2018, each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was convertible into common stock at a one-to-one conversion ratio. As of December 31, 2020 and 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares in connection with the IPO.

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

Mandatory Conversion

Upon the closing of a qualified public offering of common stock, as defined in the Company’s certificate of incorporation, or approval of (i) the holders of at least 60% of the Series A Preferred Stock then outstanding, voting separately as a class, (ii) the holders of at least 60% of the Series B Preferred Stock then outstanding, voting separately as a class and (iii) the holders of at least 66 2/3% of the Series C Preferred Stock then outstanding, voting separately as a class, all outstanding shares of redeemable convertible preferred stock would have automatically converted into common stock at the then-applicable conversion rate for such shares.  At December 31, 2020 and 2019, there were no redeemable convertible preferred shares outstanding as a result of the conversion into common shares at a one-for-9.5 conversion ratio, in connection with the IPO.

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

9.	Income Taxes

During each of the years ended December 31, 2020 and 2019, the Company recorded an income tax benefit related to state research and development tax credits of $18, respectively.

The components of income tax (benefit) for the years ended December 31, 2020 and 2019, are as follows:

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	(18)	(18)
	(18)	(18)
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax (benefit)	$(18)	$(18)

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income tax (benefit)—net of federal tax	6.1	5.9
Change in valuation allowance	(29.1)	(28.2)
Refundable tax credit	0.1	0.1
R&D tax credits	2.0	1.4
Lease Standard Adoption	—	(0.1)
Effective income tax rate	0.1%	0.1%

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2020	2019
Net operating loss carryforwards	$37,048	$28,745
Federal and state tax credits	4,054	3,350
Other	1,727	1,200
	42,829	33,295
Valuation allowance	(42,829)	(33,295)
Net deferred tax asset	$—	$—

For the years ended December 31, 2020 and 2019, the Company generated federal and state net operating losses (“NOLs”) of approximately $30.8 million and $23.9 million, respectively. At December 31, 2020 and 2019, the Federal and state net operating loss balances were approximately $137.6 million and $106.8 million, respectively. The operating losses generated prior to 2018 will expire in years 2031 through 2037, unless previously utilized. The operating losses generated in 2018 or later can be carried forward indefinitely, however will only offset 80% of taxable income in a carryforward year. The Company also generated federal R&D tax credits in 2020 of approximately $671. At December 31, 2020 and 2019, the federal R&D tax credits were approximately $3.9 million and $3.2 million, respectively. These credits will expire in years 2032 through 2039, unless previously utilized. Due to the Series A preferred stock financing in December 2012 and the shares issued in connection with the Company’s IPO in May 2019, the Company was subject to an “ownership change” under the Code Section 382.  As a result, the Company’s ability to utilize approximately $91.3 million of its NOL carryforwards and approximately $3.0 million of research tax credits is limited.

The Company also generated state research tax credits for the years ended December 31, 2020 and 2019 of approximately $133 and $82, respectively. The Company applied to exchange most of these credits for cash under a state-run program. These amounts, $18 and $18 for the years ended December 31, 2020 and 2019, respectively, were recognized as current income tax benefits in the Company’s Consolidated Statements of Operations. At each of December 31, 2020 and 2019, the Company’s Consolidated Balance Sheets reflect income tax receivable of $18 respectively, related to these credits. Because of the net operating loss and research credit carryforwards, tax years 2011 through 2020 remain open to U.S. federal and state tax examinations.

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

The Company determined that operating losses it incurred since its inception on March 17, 2011, represented negative evidence sufficient to conclude a valuation allowance was necessary. As such, the Company has recorded a valuation allowance of $42.8 million and $33.3 million at December 31, 2020 and 2019, respectively, as a reserve against its net deferred tax assets. These balances reflect increases in the valuation allowance of $9.5 million and $7.4 million in 2020 and 2019, respectively, both representing an increase in net deferred tax assets.

The Company applies the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As a result of the implementation of ASC 740, the Company recognized no adjustment for unrecognized income tax benefits. The Company has not, as of yet, conducted a study of R&D tax credit carryforwards. Such a study could result in an adjustment to the Company’s R&D tax credit carryforwards; however, until a study is completed and any potential adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D tax credits and, if an adjustment is required in the future, this adjustment would be offset by a corresponding adjustment to the valuation allowance. For the years ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

10.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	As of December 31,
	2020	2019
Net loss	$(32,758)	$(26,050)
Accretion of redeemable convertible preferred stock	—	1,535
Dividends accrued on redeemable convertible preferred stock	—	(2,239)
Adjusted net loss attributable to common stockholders	$(32,758)	$(26,754)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	18,059,011	11,735,781
Basic and diluted net loss per common share outstanding	$(1.81)	$(2.28)

Accretion and dividends included in the table above were calculated through the IPO date.

The Company’s potential dilutive securities, which include stock options and, for 2019 through the IPO date, redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of December 31, 2020 and 2019, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of December 31,
	2020	2019
Outstanding stock options	2,171,477	1,675,226
	2,171,477	1,675,226

11.	Collaborative and Licensing Agreements

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

Under the license agreement, the Company paid Penwest a non-creditable, non-refundable upfront license fee of $25. The Company may also become obligated to make milestone payments to Endo of $250, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, such as the Phase 2b/3 PRISM trial, and $750, which would become due upon the marketing approval of a licensed product in the United States, and to pay mid-single-digit royalties based on net sales of the licensed products by the Company, its affiliates and sublicensees. In addition, the Company is obligated to pay Endo a low-to-mid double-digit percentage of certain income it receives from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Exclusive License Agreement with Rutgers

In November 2018, the Company entered into an agreement with Rutgers, The State University of New Jersey (“Rutgers”) for an exclusive, worldwide, sublicensable license under certain patent rights controlled by Rutgers and for a non-exclusive, worldwide, sublicensable license under certain know-how controlled by Rutgers, in each case to develop and commercialize products incorporating nalbuphine for any human or animal use.

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

Restructuring Agreement with MentiNova, LLC

In November 2018, concurrent with the signing of the agreement with Rutgers described above, the Company entered into a restructuring agreement with MentiNova, LLC (“MentiNova”) for the purchase of specified information and know-how, specified contractual rights and benefits, and all books and records of MentiNova related thereto (collectively, the “Acquired Assets”).

Upon entering into the license agreement, the Company paid MentiNova an aggregate upfront payment of $119, which was recorded as R&D expense in 2018, subject to specified closing adjustments. The Company may become obligated to make milestone payments to MentiNova in the aggregate of up to $1.2 million based on the achievement of certain clinical and regulatory milestones as well as tiered low single-digit royalties based on net sales of products containing nalbuphine as the sole active pharmaceutical ingredient that are developed by the Company using the Acquired Assets or the intellectual property licensed to the Company under the Rutgers agreement described above (the “Rutgers IP”) for indications that are within the scope of the Rutgers IP. The royalty is subject to reduction in certain circumstances.

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

13.	Retirement Plan and Other Employee Benefits

Savings Plan

In March 2013, the Company adopted and became a participating employer of a multiple employer defined contribution retirement plan that complies with Section 401(k) of the Code. All eligible employees of the Company immediately participate in the plan (with an entry date of the first day of any month), with no minimum service requirement. The 401(k) plan provides that the Company make non-discretionary matching contributions of 50% of the first 6% of elective contributions. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer match contribution portion of their accounts, as well as any earnings thereon, is based on years of credited service, vesting over a four-year period, with 25% vesting per completed year. The Company’s expense under the 401(k) plan, representing its employer matching contributions and additional contributions in accordance with regulatory compliance requirements, totaled $68 and $111 in the years ended   December 31, 2020 and 2019, respectively.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to all eligible and active employees. Costs incurred for these benefits totaled $407 and $289 during the years ended December 31, 2020 and 2019, respectively.

14.	Subsequent Events

Subsequent to December 31, 2020, and through March 24, 2021, the Company had issued and sold an additional 1,367,621 shares of common stock for gross proceeds of $4.4 million, before deducting estimated commissions and allocated fees of $0.3 million under the ATM Sales Agreement (Note 8).