Form 10-Q
period 2021-03-31
Trevi Therapeutics, Inc.
filed 2021-05-13
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the registrant had 19,927,348 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the impact of the COVID-19 pandemic on our clinical trials, business and operations and our response to the pandemic;
•	our ongoing clinical trials, including our Phase 2b/3 PRISM trial of Haduvio (nalbuphine ER) for the treatment of pruritus associated with prurigo nodularis;
•	our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or for other serious neurologically mediated conditions;
•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for, and to obtain and maintain regulatory approvals for Haduvio;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents and to continue as a going concern;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our ability to establish and maintain collaborations or obtain additional funding.

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

RISK FACTOR SUMMARY

The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found in the “Risk Factors” section of this Quarterly Report on Form 10-Q, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

•	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

•

Our existing indebtedness, together with our other financial obligations and contractual commitments, could adversely affect our financial condition and restrict our future operations.  For instance, if we fail to meet certain equity raise requirements under our loan facility with Silicon Valley Bank, or SVB, including raising $12.0 million by June 30, 2021, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the indebtedness  then outstanding in a cash collateral account controlled by SVB, which would reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes.

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

•

Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We plan to conduct a human abuse liability, or HAL, study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction, or even if the trial indicates that Haduvio does not carry such risks, to the United States Food and Drug Administration, or FDA, may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.

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

•

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, including our licenses with Endo Pharmaceuticals Inc. and with Rutgers, the State University of New Jersey, we could lose license rights that are critical to our business or owe damages to the licensor of such intellectual property.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$41,570	$45,001
Prepaid expenses and other current assets	589	1,268
Total current assets	42,159	46,269
Deferred offering costs	162	284
Operating lease right-of-use asset	204	227
Security deposits and other non-current assets	248	248
Property, equipment and leasehold improvements, net	91	103
Total assets	$42,864	$47,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$801	$2,016
Accrued expenses	3,847	3,426
Term loan - current portion	583	—
Operating lease liability - current portion	107	113
Total current liabilities	5,338	5,555
Term loan - long term portion	13,516	13,954
Term loan derivative liability	202	196
Operating lease liability - long term portion	123	144
Total liabilities	19,179	19,849
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 or December 31, 2020.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; and 19,914,407 and 18,546,786 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	20	19
Additional paid-in capital	179,013	174,240
Accumulated deficit	(155,348)	(146,977)
Total stockholders’ equity	23,685	27,282
Total liabilities and stockholders’ equity	$42,864	$47,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$5,589	$6,019
General and administrative	2,500	2,620
Total operating expenses	8,089	8,639
Loss from operations	(8,089)	(8,639)
Other (expense) income:
Change in fair value of term loan derivative liability	(6)	—
Interest income	3	157
Interest expense	(294)	—
Total other (expense) income, net	(297)	157
Loss before income tax benefit	(8,386)	(8,482)
Income tax benefit	15	9
Net loss	$(8,371)	$(8,473)
Basic and diluted net loss per common share outstanding	$(0.43)	$(0.48)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	19,417,038	17,834,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2020	18,546,786	$19	$174,240	$(146,977)	$27,282
Stock-based compensation	—	—	718	—	718
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,367,621	1	4,055	—	4,056
Net loss	—	—	—	(8,371)	(8,371)
Balance at March 31, 2021	19,914,407	$20	$179,013	$(155,348)	$23,685

Balance at December 31, 2019	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	730	—	730
Net loss	—	—	—	(8,473)	(8,473)
Balance at March 31, 2020	17,834,570	$18	$169,476	$(122,692)	$46,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(8,371)	$(8,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	10
Change in fair value of term loan derivative liability	6	—
Accretion/accrual of term loan discounts and debt issuance costs	145	—
Stock-based compensation	718	730
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	679	1,059
Accounts payable	(1,215)	594
Accrued expenses and other	447	1,407
Net cash used in operating activities	(7,578)	(4,673)
Financing activities
Proceeds from at-the-market sales, net of commissions	4,178	—
Payments of offering costs	(31)	—
Net cash provided by financing activities	4,147	—
Net decrease in cash and cash equivalents	(3,431)	(4,673)
Cash and cash equivalents at beginning of period	45,001	57,313
Cash and cash equivalents at end of period	$41,570	$52,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.	Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. The Company is currently developing Haduvio for the treatment of chronic pruritus associated with prurigo nodularis and chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”).  The Company is also developing Haduvio in levodopa-induced dyskinesia (“LID”) in patients with Parkinson’s disease. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

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

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU No. 2014-15”), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has financed its operations primarily through private placements of convertible preferred stock and convertible notes prior to its initial public offering, borrowings under its prior term loan facility, proceeds from its initial public offering and concurrent private placement completed in May 2019, sales of its common stock pursuant to the sales agreement with SVB Leerink LLC it entered into in June 2020 (the “ATM Sales Agreement”) (Note 7) and the term loan facility with Silicon Valley Bank that the Company entered into in August 2020.  The Company has incurred recurring losses since inception, including net losses of $8.4 million for the three months ended March 31, 2021 and $32.8 million for the year ended December 31, 2020. As of March 31, 2021, the Company had cash and cash equivalents of $41.6 million. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $155.3 million as of March 31, 2021. The Company expects to continue to generate losses for the foreseeable future.

As of May 13, 2021, the date of issuance of these Condensed Consolidated Financial Statements, the Company expects that its cash and cash equivalents as of March 31, 2021, will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Consolidated Financial Statements. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing when needed, on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or abandon its product development programs or commercialization efforts, which could adversely affect its business prospects.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and 2020 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect loss from operations or net loss. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”).

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to March 31, 2021 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include, but are not limited to, the recognition of research and development (“R&D”) expenses, the valuation of stock-based awards and the valuation allowance of deferred tax assets resulting from net operating losses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, management evaluates its estimates in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates. The inputs into the Company’s estimates also considered the economic implications of COVID-19 on the Company’s estimates.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2021 and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020.  The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim period, or any future year or period.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, other current assets, accounts payable, accrued expenses, term loans and term loan derivative liability (Note 6). Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The term loan derivative liability is recorded at fair value, which is estimated utilizing a probability-weighted cash flow approach (Note 6).

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

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy (Note 6):

	Level 1	Level 2	Level 3
March 31, 2021
Financial assets carried at fair value:
Money market funds (1)	$40,772	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$202

December 31, 2020
Financial assets carried at fair value:
Money market funds(1)	$44,095	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$196

(1) Included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	March 31,	December 31,
	2021	2020
Financial liabilities
Balance at beginning of year	$196	$187
Change in fair value of term loan derivative liability	6	9
Ending balance	$202	$196

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

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the United States, resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in the Condensed Consolidated Statements of Operations.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. Deferred offering costs relating to the Company’s ATM Sales Agreement were $162 and $284 as of March 31, 2021 and December 31, 2020, respectively, excluding $279 and $105, respectively, which has been recorded as a reduction to stockholders’ equity in connection with sales under the agreement.

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

Accrued Research and Development Expenses

The Company has entered into agreements with CROs, contract manufacturing organizations (“CMOs”) and other companies that provide services in connection with the Company’s research and development activities. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the Condensed Consolidated Balance Sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs, CMOs and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or as non-current deposits, as applicable, and are recognized as expenses as the goods are delivered or the related services are performed.

Patent Costs

All patent-related costs in connection with filing and prosecuting patent applications are expensed to general and administrative expense as incurred, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employees for consultancy services in accordance with ASC 718, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair value based method, for costs related to all stock-based payments including stock options. The Company’s determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model for stock options with time-based and performance-based vesting, and is impacted by the price of its common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. For performance-based vesting, the fair value is also recognized on a straight-line basis over the requisite service period based on whether the performance conditions are probable.  The Company reassesses the probability of achieving the performance conditions at each reporting date. Forfeitures are accounted for as they occur.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts.

Leases

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss by the weighted average common shares outstanding during the period. For all periods presented, shares issuable upon exercise of stock options have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per share are the same for each of the periods presented.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted ASU No. 2019-12-Income Taxes (Topic 740), which simplifies the accounting for income taxes. The adoption of the new guidance did not affect the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2021, which could be expected to materially impact the Company’s unaudited Condensed Consolidated Financial Statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid corporate insurance	$174	$562
Prepaid R&D payments	170	333
Other	245	373
	$589	$1,268

4.	Leases

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

The incremental borrowing rate used on existing leases as of March 31, 2021 was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments, and excludes lease incentives.  Lease expense is recognized on a straight-line basis over the lease term. The Company had no new leases during the three months ended March 31, 2021.

The Company’s operating leases consist of real estate and equipment, and have remaining terms of approximately 2 years. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	$204	$227
Liabilities:
Operating lease liabilities, current portion	107	113
Operating lease liabilities, long term portion	123	144
Total operating lease liabilities	$230	$257

Future minimum lease payments under the operating leases were as follows:

March 31, 2021
2021	$104
2022	131
2023	24
Total lease payments	259
Less: imputed discount rate	(29)
Carrying value of operating lease liabilities	$230

Lease expense under operating leases, including leases of office equipment, was $30 and $34 for the three months ended March 31, 2021 and 2020, respectively. Lease payments made in the three months ended March 31, 2021 and 2020 were $34 and $45, respectively, with such amounts reflected in the Condensed Consolidated Statements of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Accrued R&D projects	$2,606	$1,754
Accrued consulting and professional fees	662	560
Accrued compensation and benefits	471	954
Other	108	158
	$3,847	$3,426

6.	Debt

Silicon Valley Bank Term Loan

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, as lender (“SVB”), pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The Company may use the proceeds from the SVB Term Loan for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). On the first business day of each month, the Company will be required to make monthly interest payments and commencing on March 1, 2022, the Company will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If the Company fails to meet certain equity raise requirements under the SVB Loan Agreement, including raising $12.0 million by June 30, 2021, the Company will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third party, which were recorded as deferred charges—loan and will be amortized over the life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $6 for the three months ended March 31, 2021 and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. Loan discount—unamortized deferred charges totaled $42 and $48 at March 31, 2021 and December 31, 2020, respectively, and is included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $3 for the three months ended March 31, 2021, and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. At March 31, 2021 and December 31, 2020, the loan discount-financing costs balance was $20 and $23, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, $301 and $183 was accrued for the final payment fee, respectively.

Upon the occurrence of the Phase 3 Event, the interest rate on the SVB Term Loan will increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represents a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging, and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusts this liability to fair value at each reporting date it remains outstanding, with such adjustments recorded as non-cash charges in other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations. The total fair value of this liability was determined to be $202 and $196 at March 31, 2021 and December 31, 2020, respectively. The change in fair value of the term loan derivative liability as of March 31, 2021 as compared to the fair value at its last measurement at December 31, 2020 date was $6. The term loan derivative liability is presented as a non-current liability on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.  Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Operations through the SVB Term Loan’s maturity date using the effective interest method.  Such amortization was $18 in the three months ended March 31, 2021.  At March 31, 2021 and December 31, 2020, the balance of the term loan discount – interest was $140 and $158, respectively, and is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

Fair values of the term loan derivative liability are estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates.  For the fair value calculations of the term loan derivative liability at March 31, 2021 and December 31, 2020, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0%; and the SVB Term Loan maturity date of February 1, 2024.

For the three-month period ended March 31, 2021, interest expense under the SVB Term Loan totaled $294, which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan, all as described above.  There was no such interest expense on the SVB Term Loan for the three-month period ended March 31, 2020.  As of March 31, 2021 the Company had outstanding borrowings of $14.0 million under the SVB Term Loan and the term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 was comprised as shown below.

	March 31,	December 31,
	2021	2020
Principal outstanding under term loan	$14,000	$14,000
Term loan discount-interest	(140)	(158)
Term loan discount-unamortized deferred charges	(42)	(48)
Term loan discount-financing costs, net of accretion	(20)	(23)
Term loan-final payment fee	301	183
	14,099	13,954
Less current portion	583	—
Term loan payable, non-current	$13,516	$13,954

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three months ended March 31, 2021.  There was no such expense under the SVB Term Loan for the three months ended March 31, 2020.

Three months ended March 31,
2021
Interest payments	$149
Accretion and amortization of term loan discounts	27
Accrual of the final payment fee	118
$294

7.	Stockholders’ Equity

Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock.

Common Stock

As of March 31, 2021 and December 31, 2020, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock with a par value of $0.001 per share.

As of March 31, 2021 and December 31, 2020, the Company had reserved 4,573,538 shares and 3,646,200 shares of common stock, respectively, for the exercise of outstanding stock options and the number of shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below:

	March 31, 2021	December 31, 2020
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	921,824	921,824
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	3,138,793	2,396,922
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	512,921	327,454
	4,573,538	3,646,200

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020.  During the three months ended March 31, 2021, the Company issued and sold an aggregate of 1,367,621 shares of common stock for gross proceeds of $4.4 million, before deducting estimated commissions and allocated fees of $0.3 million.  As of March 31, 2021 the Company had issued and sold an aggregate of 2,055,497 shares of common stock for gross proceeds of $7.6 million, before deducting estimated commissions and allocated fees of $0.5 million.

Stock-Based Awards

In April 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “2019 Plan”), which became effective on May 7, 2019. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2019 Plan. The 2019 Plan is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 4,060,617 as of March 31, 2021, of which 815,416 shares remained available for grant under the 2019 Plan. As of March 31, 2021, awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Stock Incentive Plan (the “2012 Plan”)  that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2021 and January 1, 2020, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 741,871 shares and 713,383 shares, equal to 4% of the Company’s then-outstanding common stock.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company’s board of directors administers the 2012 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of March 31, 2021 and December 31, 2020, respectively, options to purchase 2,323,377 shares and 1,249,653 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of March 31, 2021 and December 31, 2020, options to purchase 921,824 shares of common stock were granted and outstanding, net of cancelations, under the 2012 Plan.

In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019 that no further stock options or other equity-based awards may be granted under the 2012 Plan.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of stock options with performance-based vesting (“PSOs”) to employees of the Company.  The PSOs granted in February 2021 vest based on the timing and successful results of the Company’s PRISM or CANAL clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the three months ended March 31, 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2020	2,171,477	$5.62
Granted	1,074,875	$3.18
Forfeited	—	$-
Expired	(1,151)	$10.00
Exercised	—	$-
Outstanding as of March 31, 2021	3,245,201	$4.81
Options exercisable as of March 31, 2021	1,189,551	$4.87
Options unvested as of March 31, 2021	2,055,650	$4.77

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP Plan was 518,918 as of March 31, 2021, of which 512,921 shares remained available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2021 and January 1, 2020, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 185,467 shares and 178,345 shares, equal to 1% of the Company’s then-outstanding common stock.

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

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Research and development expense	$173	$93
General and administrative expense	545	637
	$718	$730

8.	Income Taxes

During the three months ended March 31, 2021 and 2020, the Company maintained a full valuation allowance on deferred tax assets. Therefore, the Company has not recorded a provision for income taxes.

9.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,371)	$(8,473)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	19,417,038	17,834,570
Basic and diluted net loss per common share outstanding	$(0.43)	$(0.48)

The Company’s potential dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The common shares underlying stock options, based on stock options outstanding as of March 31, 2021 and 2020, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 25, 2021. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (nalbuphine ER) to treat serious neurologically mediated conditions. We are developing Haduvio for the treatment of chronic pruritus associated with prurigo nodularis and chronic cough in patients with idiopathic pulmonary fibrosis, or IPF.  We are also developing Haduvio in levodopa-induced dyskinesia, or LID, in patients with Parkinson’s disease.

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the initial targeted number of patients in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we have increased the planned trial size to 360 subjects. The pace of enrollment in the trial has been impacted by the COVID-19 pandemic as new patient screening and most patient enrollment were temporarily halted in March 2020. Our sites began to restart patient screening and enrollment during May and June 2020. We have increased the number of active sites to more than 60 globally and approximately 255 subjects have enrolled in the trial. Subject to the uncertainties associated with the COVID-19 pandemic, we expect to complete enrollment in the second half of 2021 and report top-line data approximately four months after enrollment is complete.  If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application, or NDA, to the United States Food and Drug Administration, or FDA, and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF and is designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients, our clinical sites halted their enrollment and treatment of patients in this trial in March 2020. While patient screening and enrollment resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government. This directive expired in March 2021 and we expect the other COVID-19 related restrictions will continue to be lifted through June 2021, assuming the pandemic does not worsen in the United Kingdom.  Initial screening activity has resumed at certain sites following the lifting of the shelter in place directive. However, we expect that some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located and that other sites may cease to participate in the trial entirely. We amended the study protocol to reduce the number of in-person visits and procedures to facilitate this study being completed in an at-risk patient population for COVID-19. We have decided not to pursue opening new clinical sites in Germany due to the estimated timing and cost to add these additional sites. Instead, in light of the easing of pandemic restrictions in the United Kingdom, we are focusing our efforts on the completion of enrollment in the Phase 2 CANAL trial in the United Kingdom.

With respect to LID, we have written the protocol for a Phase 2 clinical trial for LID in patients with Parkinson’s disease.  We plan to determine next steps in the program once we complete the Phase 2b/3 PRISM and Phase 2 CANAL trials.

We are currently focusing our cash and operational resources on completing the Phase 2b/3 PRISM and the Phase 2 CANAL trials.  After we receive top-line data from both of these trials, we will evaluate other additional indications for which we may choose to pursue development of Haduvio.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2021, we had an accumulated deficit of $155.3 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease, and we can provide no assurance that we will ever generate significant revenue or profits.

In June 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of March 31, 2021, we had issued and sold an aggregate of 2,055,497 shares of common stock for gross proceeds of $7.6 million, before deducting estimated commissions and allocated fees of $0.5 million.

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

As of March 31, 2021, we had cash and cash equivalents of $41.6 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements for 12 months from the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q. After considering various risks and uncertainties as prescribed by Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU No. 2014-15, we concluded that there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q without additional capital. We have based our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis, and the additional Phase 3 clinical trial we believe we will be required to conduct to support the submission of an NDA to the FDA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial in chronic cough in patients with IPF, the development and validation of our commercial manufacturing process for Haduvio and other development activities, including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease. In addition, we may continue to incur additional expenses as a result of the COVID-19 pandemic and related clinical trial delays and interruptions.

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

Impacts of COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 PRISM trial, new patient screening and most enrollment was temporarily halted due to the COVID-19 pandemic in March 2020. Many of our sites restarted patient screening and enrollment throughout May and June 2020. Furthermore, multiple sites in the Phase 2b/3 PRISM trial are requiring remote monitoring of patient data. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of the COVID-19 pandemic. In addition, the clinical sites in our ongoing Phase 2 CANAL trial temporarily suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government. This directive expired in March 2021 and we expect the other COVID-19 related restrictions will continue to be lifted through June 2021, assuming the pandemic does not worsen in the United Kingdom.  Initial screening activity has resumed at certain sites following the lifting of the shelter in place directive. However, we expect that some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located and that other sites may cease to participate in the trial entirely. We have decided not to pursue opening new clinical sites in Germany due to the estimated timing and cost to add these additional sites.  Instead, in light of the easing of pandemic restrictions in the United Kingdom, we are focusing our efforts on the completion of enrollment in the Phase 2 CANAL trial in the United Kingdom. The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

All of our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include personnel-related costs, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations, or CROs, to conduct certain research and development activities on our behalf. We do not allocate our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

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

Other (Expense) Income, Net

Interest Expense

In August 2020, we entered into the SVB Loan Agreement under which we borrowed $14.0 million under a term loan, or the SVB Term Loan. In connection with the SVB Term Loan, we recognize interest expense which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If Silicon Valley Bank receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for chronic pruritus associated with prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, which we refer to together as the Phase 3 Event, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The SVB Term Loan requires interest-only payments until March 2022. We will then be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.

Change in Fair Value of Term Loan Derivative Liability

In connection with the SVB Term Loan, upon the occurrence of the Phase 3 Event, the interest rate on the SVB Term Loan will increase by 2.00%. This contingent interest rate increase represents a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjust this liability to fair value at each reporting date it remains outstanding. We recognized changes in the fair value of this term loan derivative in our statements of operations as a component of other (expense) income, net.

Interest Income

Interest income consists of interest earned from money market funds on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$5,589	$6,019	$(430)
General and administrative	2,500	2,620	(120)
Total operating expenses	8,089	8,639	(550)
Loss from operations	(8,089)	(8,639)	550
Other (expense) income:
Change in fair value of term loan derivative liability	(6)	—	(6)
Interest income	3	157	(154)
Interest expense	(294)	—	(294)
Total other (expense) income, net	(297)	157	(454)
Loss before income tax benefit	(8,386)	(8,482)	96
Income tax benefit	15	9	6
Net loss	$(8,371)	$(8,473)	$102

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Clinical development expenses	$3,811	$4,956	$(1,145)
Personnel and related expenses	1,176	694	482
Consulting expenses and professional fees	404	234	170
Stock-based compensation expenses	173	93	80
Other research and development expenses	25	42	(17)
Total research and development expenses	$5,589	$6,019	$(430)

Research and development expenses for the three months ended March 31, 2021 decreased to $5.6 million from $6.0 million for the corresponding period in 2020, primarily due to a decrease in clinical development expenses related to decreased purchases of clinical trial supplies and decreased expenses reflecting the completion of our Phase 1b clinical trial in patients with chronic liver disease in the first half of 2020.  These decreased clinical development expenses were partially offset by increased costs associated with increased activity and enrollment in our ongoing Phase 2b/3 PRISM trial. The decrease in clinical development expenses was partially offset by an increase in personnel-related expenses as a result of an increase in our employee headcount, as well as an increase in consulting and professional fees. For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 decreased to $2.5 million from $2.6 million for the corresponding period in 2020.  The decrease was primarily due to a decrease in stock-based compensation expense.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2021 was an expense of $0.3 million compared to income of $0.2 million for the corresponding period in 2020.  This increase in expense was due to a decrease in interest income of $0.2 million, primarily due to lower market interest rates and a $0.3 million increase in interest expense due to interest expense on the SVB Term Loan recognized with no comparable expense recognized in the corresponding period in 2020.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under our prior term loan with Solar Capital, Ltd. and Square 1 Bank, which we refer to as the Solar Term Loan. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under the Solar Term Loan. As of June 30, 2018, all amounts owed under the Solar Term Loan had been paid in full.

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

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of March 31, 2021 we had issued and sold an aggregate of 2,055,497 shares of common stock for gross proceeds of $7.6 million, before deducting estimated commissions and allocated fees of $0.5 million.

In August 2020, we entered into the SVB Loan Agreement, with Silicon Valley Bank, as lender, or SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. The proceeds from the SVB Term Loan may be used by us for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan, or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). If we fail to meet certain equity raise requirements under the SVB Loan Agreement, including raising $12.0 million by June 30, 2021, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

As of March 31, 2021, we had cash and cash equivalents of $41.6 million.  Our cash and cash equivalents are primarily held in money market accounts.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(7,578)	$(4,673)
Net cash provided by financing activities	4,147	—
Net cash decrease in cash and cash equivalents	$(3,431)	$(4,673)

Operating Activities

During the three months ended March 31, 2021, operating activities used $7.6 million of cash, resulting from our net loss of $8.4 million and changes in our operating assets and liabilities of $0.1 million, net, partially offset by non-cash charges of $0.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million and $0.1 million of accretion/accrual of term loan discounts and debt issuance costs.  Changes in our operating assets and liabilities consisted of a $1.2 million decrease in accounts payable, a $0.7 million decrease in prepaid expenses and other current assets and a $0.4 million increase in accrued expenses. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments of our corporate insurance policies and our research, development and clinical trial work performed by our CROs and other vendors. The increase in accrued expenses was primarily due to increased accruals for research, development and clinical trial work performed by our CROs, partially offset by a decrease in accrued compensation and benefits.

During the three months ended March 31, 2020, operating activities used $4.7 million of cash, resulting from our net loss of $8.5 million, partially offset by changes in our operating assets and liabilities of $3.1 million and non-cash charges of $0.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million. Changes in our operating assets and liabilities consisted of a $1.4 million increase in accrued expenses, a $0.6 million increase in accounts payable, a $1.1 million decrease in prepaid expenses and other current assets. The increase in accrued expenses was primarily due to increases in accruals related to our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial. The increase in accounts payable was primarily due to timing of vendor invoices. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments of our insurance, a decrease of prepayments under our ongoing research, development and clinical trial work performed by CROs and a decrease in other current assets for payments made to one of our vendors, which we received in the first quarter of 2020.

Investing Activities

During the three months ended March 31, 2021 and 2020, no cash was provided by or used in investing activities.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $4.1 million, consisting of gross cash proceeds of $4.4 million from sales of our common stock under the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $0.3 million.

During the three months ended March 31, 2020, no cash was provided by or used in financing activities.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, including as a result of the increase in the target number of patients to be enrolled from 240 to 360 based on the SSRE analysis, the additional Phase 3 clinical trial we believe we will need to conduct to support the submission of an NDA to the FDA and a marketing authorization application to the EMA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial, the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities including potentially commencing Phase 2 clinical trials for the treatment of LID in patients with Parkinson’s disease. In addition, we have incurred and may continue to incur additional expenses as a result of COVID-19 and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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
•

the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our planned human abuse liability study and a potential Thorough QT study;

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

•	the extent to which we acquire or in-license rights to other potential product candidates or technologies, and the terms and timing of any such acquisition or licensing arrangements;
•	our headcount growth and associated costs as we expand our research and development activities and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the effect of competing technologies and market developments;

•	our ability to establish and maintain healthcare coverage and adequate reimbursement for our products;
•	the costs of operating as a public company; and
•	our ability to continue as a going concern.

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

We believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results: research and development expense; stock-based compensation expense; income tax; and fair value measurements. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.  During the three months ended March 31, 2021, there were no material changes to our critical accounting policies.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 11 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for discussion regarding our commitments and contingent commitments.

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standards Update No. 2019-12-Income Taxes (Topic 740), which simplifies the accounting for income taxes. The adoption of the new guidance did not affect our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2021 which could be expected to materially impact our unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer in her capacity as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our  Chief Executive Officer in her capacity as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our management with the participation of our Chief Executive Officer in her capacity as our principal executive officer and principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 trial of Haduvio for the treatment of pruritus associated with prurigo nodularis, which we refer to as our Phase 2b/3 PRISM trial, new patient screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial have begun requiring remote monitoring of patient data. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of the COVID-19 pandemic. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, which we refer to as the Phase 2 CANAL trial, suspended enrollment and treatment of patients in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government. This directive expired in March 2021 and we expect the other COVID-19 related restrictions will continue to be lifted through June 2021, assuming the pandemic does not worsen in the United Kingdom. Initial screening activity has resumed at certain sites following the lifting of the shelter in place directive. However, we expect that some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located and that other sites may cease to participate in the trial entirely. We have decided not to pursue opening new clinical sites in Germany due to the estimated timing and cost to add these additional sites.  Instead, in light of the easing of pandemic restrictions in the United Kingdom, we are focusing our efforts on the completion of enrollment in the Phase 2 CANAL trial in the United Kingdom. The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $8.4 million and $32.8 million for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $155.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, borrowings under our prior term loan facility, proceeds from our initial public offering and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, and the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan.  We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q without additional capital. See Note 1 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. If we are unable to obtain such funding and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relationships with third parties.

We will need substantial additional funding, and if we are unable to raise sufficient capital when needed on acceptable terms, or at all, we could be forced to delay, reduce or abandon our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2021 and the year ended December 31, 2020, we used net cash of $7.6 million and $29.0 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of March 31, 2021, our cash and cash equivalents were $41.6 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and our other ongoing clinical trials, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials, if any. In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions.  In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the United States ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms, or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

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
•

the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our planned human abuse liability, or HAL, study and a potential Thorough QT, or TQT, study;

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

•	the extent to which we acquire or in-license rights to other potential product candidates or technologies, and the terms and timing of any such acquisition or licensing arrangements;
•	our headcount growth and associated costs as we expand our research and development activities and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the effect of competing technologies and market developments;
•	our ability to establish and maintain healthcare coverage and adequate reimbursement for our products;
•	the costs of operating as a public company; and
•	our ability to continue as a going concern.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.  Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement).  The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt. Additionally, if we fail to meet certain equity raise requirements under the SVB Loan Agreement, including raising $12.0 million by June 30, 2021, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.

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
•

initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and nonclinical trials, including the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and other supportive clinical studies such as our planned HAL study and a potential TQT study;

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of patients with this severe condition. We have experienced delays and difficulties in the enrollment of patients in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial, which have delayed the completion of our trials. We have taken actions to increase enrollment, including increasing the number of clinical sites, expanding our clinical trials into additional countries, providing sites with additional trial management staff and closing underperforming sites. However, these actions may not be successful. In addition, as a result of the COVID-19 pandemic, clinical sites for our Phase 2b/3 PRISM trial temporarily halted new patient screening and most patient enrollment.  After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial have begun requiring remote monitoring of patient data.  In addition, the clinical sites in our ongoing Phase 2 CANAL trial temporarily suspended enrollment and treatment of patients in the trial  due to the vulnerability of IPF patients to COVID-19 and we amended the protocol for the trial to reduce the number of in-person patient visits and procedures. While patient screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter in place directive from the U.K. government.  This directive expired in March 2021 and we expect the other COVID-19 related restrictions will continue to be lifted through June 2021, assuming the pandemic does not worsen in the United Kingdom.  Initial screening activity has resumed at certain sites following the lifting of the shelter in place directive.  However, we expect that some sites may take longer to resume their trial activity due to increased COVID-19 infection rates in the areas where they are located that other sites may cease to participate in the trial entirely. We have decided not to pursue opening new clinical sites in Germany due to the estimated timing and cost to add these additional sites.  Instead, in light of the easing of pandemic restrictions in the United Kingdom, we are focusing our efforts on the completion of enrollment in the Phase 2 CANAL trial in the United Kingdom. Furthermore, as a result of the SSRE analysis, we have increased the target number of enrolled patients for our Phase 2b/3 PRISM trial from 240 to 360 subjects, which has also resulted in delays to our expected completion of enrollment for the trial and our anticipated timing for reporting top-line data for the trial.

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

In addition, while the intravenous formulation of nalbuphine is currently not classified as a controlled substance under the federal Controlled Substances Act of 1970, or the CSA, or the regulations of the U.S. Drug Enforcement Agency, or the DEA, it is the only opioid analgesic that is approved for marketing in the United States that is not classified as a controlled substance. It is possible that, based on the results of our HAL study, adverse events in our clinical trials or for other reasons, the DEA could determine that Haduvio, which is an oral, extended release formulation, should be classified as a controlled substance. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and carrying the greater level of regulatory control and Schedule V substances considered to present the lowest relative risk of abuse among such substances and, accordingly, the lowest level of regulatory control. Various states also independently regulate controlled substances. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately regulate drugs as well. While some states automatically classify a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Regulatory authorities in foreign jurisdictions may also determine to classify Haduvio as a controlled substance under different, but potentially no less burdensome, regulations.

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

If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics.  In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is in Phase 2 clinical trials for chronic pruritus in patients with atopic dermatitis, chronic liver disease, chronic kidney disease, and notalgia paresthetica.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing.  In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filing may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us.  Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

Finally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities.  Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system.  The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic.  If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit.  The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction.  Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, or incur additional costs, which could significantly and materially harm our business.

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

We may be eligible for fast track designation, priority review or breakthrough therapy status for product candidates we may develop. If a product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address unmet medical needs for this disease or condition, the product candidate sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the product candidate sponsor may apply for FDA priority review status. Additionally, a product candidate may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. We have received fast track designation for Haduvio for the proposed indication of reduction of moderate to severe pruritus in patients with prurigo nodularis, however this designation, or any future fast track, priority review or breakthrough therapy status designation, may not result in our experiencing a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that the product candidate will be approved by the FDA.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market any product for an indication that is not approved, we may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The United States Supreme Court heard this case on November 10, 2020, and a ruling by the Court is expected sometime this year. Pending resolution of the litigation, all of the provisions in the ACA but the individual mandate to buy health insurance remains in effect. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  For example, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

In addition, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review.  It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate.  The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

As of March 31, 2021, we had 23 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of any product candidate.

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

The trading price of our common stock is highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of Haduvio or any future product candidates;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to Haduvio or any future product candidates or competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	recruitment or departure of key personnel;
•	expenses related to any of our development programs;
•	results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimated financial results or development timelines;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems in the United States and other countries;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets, and the impacts of the COVID-19 pandemic;
•	our ability to continue as a going concern; and
•	other factors and considerations described in this “Risk Factors” section.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. As of March 31, 2021, we had sold 2,055,497 shares of common stock for an aggregate purchase price of $7.6 million pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, and the extent to which we are able to secure funds from other sources.

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

Our executive officers and directors and their affiliates and our significant stockholders in the aggregate, beneficially own shares representing approximately 60.0% of our common stock as of May 12, 2021. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to SOX Section 404, we are required to furnish annual reports by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective. If we are unable to comply with the requirements of SOX Section 404 in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell or issue any equity securities during the three months ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

As of March 31, 2021, we used approximately $27.4 million of the net proceeds from the IPO to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis, the treatment of chronic cough in patients with IPF and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

Item 6. Exhibits.

Exhibit Number	Description

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ Jennifer Good
Jennifer Good President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Christopher Galletta
Christopher Galletta Controller and Treasurer (Principal Accounting Officer)