Form 10-Q
period 2021-09-30
Trevi Therapeutics, Inc.
filed 2021-11-10
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 25,846,577 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

our ongoing clinical trials, including our Phase 2b/3 PRISM trial of Haduvio (nalbuphine ER) for the treatment of pruritus associated with prurigo nodularis and our Phase 2 CANAL trial for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis;

•	our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or for other serious neurologically mediated conditions;
•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for and to obtain and maintain regulatory approvals for Haduvio;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents and to continue as a going concern;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	our ability to establish and maintain collaborations or obtain additional funding; and
•

the impact of the pandemic caused by the novel coronavirus, or COVID-19, which pandemic we refer to as the COVID-19 pandemic, on our clinical trials, business and operations and our response to the COVID-19 pandemic.

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

•

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which has delayed our ability to complete our ongoing clinical trials, disrupted our business operations and may further delay our clinical trials, interrupt our supply chain, disrupt regulatory activities or have other adverse effects on our business and operations.  In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies worldwide, which could result in adverse effects on our business and operations.

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
•

Our existing indebtedness, together with our other financial obligations and contractual commitments, could adversely affect our financial condition and restrict our future operations.  For instance, if we fail to receive positive data in our Phase 2b/3 PRISM trial or fail to meet certain minimum cash or equity raise requirements under our loan facility with Silicon Valley Bank, or SVB, which loan facility we refer to as the SVB Term Loan, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the indebtedness then outstanding in a cash collateral account controlled by SVB, which can be used by SVB to prepay the SVB Term Loan at any time and would reduce the amounts available to fund working capital, capital expenditures, product development efforts and general corporate purposes.

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

•

Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We plan to conduct a human abuse liability, or HAL, study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the U.S. Food and Drug Administration, or FDA, may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.

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

•

We contract with third parties for the manufacture, storage, packaging and distribution of Haduvio for clinical trials, including a single supplier for the active ingredient in Haduvio. We expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio and any future product candidates.

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

•

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity financings.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$29,318	$45,001
Prepaid expenses and other current assets	1,389	1,268
Total current assets	30,707	46,269
Deferred offering costs	419	284
Operating lease right-of-use asset	156	227
Security deposits and other non-current assets	248	248
Property, equipment and leasehold improvements, net	66	103
Total assets	$31,596	$47,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,233	$2,016
Accrued expenses	3,314	3,426
Term loan - current portion	4,083	—
Term loan derivative liability - current portion	167	—
Operating lease liability - current portion	116	113
Total current liabilities	9,913	5,555
Term loan - long term portion	10,245	13,954
Term loan derivative liability - long term portion	—	196
Operating lease liability - long term portion	58	144
Total liabilities	20,216	19,849
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 or December 31, 2020.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; and 21,621,524 and 18,546,786 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	22	19
Additional paid-in capital	183,755	174,240
Accumulated deficit	(172,397)	(146,977)
Total stockholders’ equity	11,380	27,282
Total liabilities and stockholders’ equity	$31,596	$47,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,718	$4,828	$16,805	$15,768
General and administrative	2,229	2,416	7,398	7,528
Total operating expenses	6,947	7,244	24,203	23,296
Loss from operations	(6,947)	(7,244)	(24,203)	(23,296)
Other (expense) income:
Change in fair value of term loan derivative liability	(5)	—	29	—
Other expense	—	—	(375)	—
Interest income	2	3	7	174
Interest expense	(303)	(148)	(893)	(148)
Total other (expense) income, net	(306)	(145)	(1,232)	26
Loss before income taxes	(7,253)	(7,389)	(25,435)	(23,270)
Income tax (expense) benefit	(2)	11	15	35
Net loss	$(7,255)	$(7,378)	$(25,420)	$(23,235)
Basic and diluted net loss per common share outstanding	$(0.34)	$(0.41)	$(1.25)	$(1.30)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	21,607,979	18,134,886	20,390,852	17,935,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at June 30, 2021	21,459,498	$21	$182,857	$(165,142)	$17,736
Stock-based compensation	—	—	540	—	540
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	162,026	1	358	—	359
Net loss	—	—	—	(7,255)	(7,255)
Balance at September 30, 2021	21,621,524	$22	$183,755	$(172,397)	$11,380

Balance at June 30, 2020	17,851,152	$18	$170,095	$(130,076)	$40,037
Stock-based compensation	—	—	588	—	588
Issuance of common stock from exercise of stock options	3,158	—	7	—	7
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	466,758	—	2,364	—	2,364
Net loss	—	—	—	(7,378)	(7,378)
Balance at September 30, 2020	18,321,068	$18	$173,054	$(137,454)	$35,618

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2020	18,546,786	$19	$174,240	$(146,977)	$27,282
Stock-based compensation	—	—	2,003	—	2,003
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	2,895,518	3	7,120	—	7,123
Issuance of common stock from Employee Stock Purchase Plan	9,132	—	17	—	17
Issuance of common stock to Lincoln Park Capital Fund (see Note 7)	170,088	—	375	—	375
Net loss	—	—	—	(25,420)	(25,420)
Balance at September 30, 2021	21,621,524	$22	$183,755	$(172,397)	$11,380

Balance at December 31, 2019	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	1,907	—	1,907
Issuance of common stock from exercise of stock options	18,343	—	34	—	34
Issuance of common stock from Employee Stock Purchase Plan	1,397	—	3	—	3
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	466,758	—	2,364	—	2,364
Net loss	—	—	—	(23,235)	(23,235)
Balance at September 30, 2020	18,321,068	$18	$173,054	$(137,454)	35,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(25,420)	$(23,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	34
Change in fair value of term loan derivative liability	(29)	—
Accretion/accrual of term loan discounts and debt issuance costs	442	68
Other expense related to transaction with Lincoln Park Capital Fund, LLC	375	—
Stock-based compensation	2,003	1,907
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(122)	323
Accounts payable	216	(341)
Accrued expenses and other liabilities	(220)	1,168
Net cash used in operating activities	(22,717)	(20,076)
Investing activities:
Purchases of property, equipment and leasehold improvements	—	(27)
Net cash used in investing activities	—	(27)
Financing activities:
Proceeds from term loan	—	14,000
Payments of financing costs of term loan	(68)	(53)
Proceeds from at-the-market sales, net of commissions	7,505	2,442
Proceeds from exercises of stock options	—	34
Proceeds from employee stock purchase plan	17	3
Payments of offering costs	(420)	(343)
Net cash provided by financing activities	7,034	16,083
Net decrease in cash and cash equivalents	(15,683)	(4,020)
Cash and cash equivalents at beginning of period	45,001	57,313
Cash and cash equivalents at end of period	$29,318	$53,293

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

The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has financed its operations primarily through private placements of convertible preferred stock and convertible notes prior to its initial public offering (“IPO”), borrowings under its prior term loan facility, proceeds from its IPO and concurrent private placement completed in May 2019, sales of its common stock pursuant to the at-the-market Sales Agreement (the “ATM Sales Agreement”) (Note 7) with SVB Leerink LLC that the Company entered into in June 2020 and the term loan facility with Silicon Valley Bank (“SVB”) that the Company entered into in August 2020.  The Company has incurred recurring losses since inception, including net losses of $25.4 million for the nine months ended September 30, 2021 and $32.8 million for the year ended December 31, 2020. As of September 30, 2021, the Company had cash and cash equivalents of $29.3 million compared to $45.0 million of cash and cash equivalents as of December 31, 2020. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $172.4 million as of September 30, 2021. The Company expects to continue to incur losses for the foreseeable future.

As of November 10, 2021, the date of issuance of these Condensed Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of September 30, 2021, together with the proceeds from the Company’s October 2021 private placements (Note 12), will not be sufficient to fund its operating expenses and capital expenditure requirements for 12 months from the date of issuance of these Condensed Consolidated Financial Statements. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time that the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing when needed on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or abandon its product development programs or commercialization efforts, which could adversely affect its business prospects.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020 included herein, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect loss from operations or net loss. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”).

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise.  The Company has evaluated events occurring subsequent to September 30, 2021 for potential recognition or disclosure in the Condensed Consolidated Financial Statements. Refer to Note 12 for disclosure related to events occurring subsequent to September 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include, but are not limited to, the recognition of research and development (“R&D”) expenses, the valuation of stock-based awards and the valuation allowance of deferred tax assets resulting from net operating losses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, management evaluates its estimates in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates. The inputs into the Company’s estimates also considered the economic implications of the COVID-19 pandemic on the Company’s estimates.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2021 and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020.  The results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other interim period or any future year or period.

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

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy (Note 6):

	Level 1	Level 2	Level 3
September 30, 2021
Financial assets carried at fair value:
Money market funds (1)	$28,325	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$167

December 31, 2020
Financial assets carried at fair value:
Money market funds(1)	$44,095	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$196

(1) Included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	September 30, 2021	December 31, 2020
Financial liabilities
Balance at beginning of period	$196	$187
Change in fair value of term loan derivative liability	(29)	9
Balance at end of period	$167	$196

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financing. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses.

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

Accrued Research and Development Expenses

The Company has entered into agreements with CROs, contract manufacturing organizations (“CMOs”) and other companies that provide services in connection with the Company’s research and development activities. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the Condensed Consolidated Balance Sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs, CMOs and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or as other non-current assets, as applicable, and are recognized as expenses as the goods are delivered or the related services are performed.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2021, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid corporate insurance	$1,007	$562
Prepaid other and other current assets	234	373
Prepaid R&D costs	148	333
Total prepaid expenses and other current assets	$1,389	$1,268

4.	Leases

Effective March 1, 2013, the Company entered into a lease for office space in New Haven, CT and commencing March 1, 2018, the Company entered into the First Amendment to the lease (collectively, the “Office Space Lease”). The leased space is approximately 5,600 square feet and the Office Space Lease has a term of 60 months. The Office Space Lease requires monthly payments ranging from approximately $10 to $11 through February 1, 2023 and provides for two designated months of free rent.

The incremental borrowing rate used on the Office Space Lease was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives.  Lease expense is recognized on a straight-line basis over the lease term. The Company had no new leases during the nine months ended September 30, 2021.

The Office Space Lease is an operating lease and the remaining term as of September 30, 2021 is approximately 1.5 years. The Company has no financing leases. The following table summarizes the Company’s operating lease as presented on its Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	$156	$227
Liabilities:
Operating lease liabilities, current portion	116	113
Operating lease liabilities, long term portion	58	144
Total operating lease liabilities	$174	$257

Future minimum lease payments from September 30, 2021 until the expiration of the operating leases are as follows:

2021	$34
2022	131
2023	24
Total lease payments	189
Less: imputed discount rate	(15)
Carrying value of operating lease liabilities	$174

Lease expense under operating leases, including leases of office equipment, was $29 and $31 for the three months ended September 30, 2021 and 2020, respectively and $90 and $93 for the nine months ended September 30, 2021 and 2020, respectively. Lease payments made in the three months ended September 30, 2021 and 2020 were $35 and $23, respectively and $104 and $103 for the nine months ended September 30, 2021 and 2020, respectively, with such amounts reflected in the Condensed Consolidated Statements of Cash Flows in operating activities.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued R&D projects	$1,660	$1,754
Accrued compensation and benefits	960	954
Accrued consulting and professional fees	624	560
Accrued other	70	158
Total accrued expenses	$3,314	$3,426

6.	Debt

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

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modifies the conditions under which the Company is required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company fails to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provides that if the Company fails to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions, the Company will be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021.  The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s ATM Sales Agreement and two private placements, which took place in October 2021 (see Note 12).

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $11 and $22 for the three and nine months ended September 30, 2021, respectively and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. The unamortized deferred charges totaled $93 and $48 at September 30, 2021 and December 31, 2020, respectively and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $3 and $8 for the three and nine months ended September 30, 2021 and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. At September 30, 2021 and December 31, 2020, the loan discount-financing costs balance was $15 and $23, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, $538 and $183 was accrued for the final payment fee, respectively.

Upon the occurrence of the Phase 3 Event, the interest rate on the SVB Term Loan will increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represents a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusts this liability to fair value at each reporting date it remains outstanding, with such adjustments recorded as non-cash charges in other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations. The total fair value of this liability was determined to be $167 and $196 at September 30, 2021 and December 31, 2020, respectively. The change in fair value of the term loan derivative liability as of September 30, 2021 as compared to the fair value at December 31, 2020 was $29. The term loan derivative liability is presented as a current liability on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and as a non-current liability as of December 31, 2020.  Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Operations through the SVB Term Loan’s maturity date using the effective interest method.  Such amortization was $19 and $56 in the three and nine months ended September 30, 2021, respectively.  At September 30, 2021 and December 31, 2020, the balance of the term loan discount – interest was $102 and $158, respectively and is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

Fair values of the term loan derivative liability are estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates.  For the fair value calculations of the term loan derivative liability at September 30, 2021 and December 31, 2020, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0% and the SVB Term Loan maturity date of February 1, 2024.

As of September 30, 2021, the Company had outstanding borrowings of $14.0 million under the SVB Term Loan and the term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 was comprised as shown below.

	September 30, 2021	December 31, 2020
Principal outstanding under term loan	$14,000	$14,000
Term loan discount-interest	(102)	(158)
Term loan discount-unamortized deferred charges	(93)	(48)
Term loan discount-financing costs, net of accretion	(15)	(23)
Term loan-final payment fee	538	183
	14,328	13,954
Less current portion	4,083	-
Term loan payable, non-current	$10,245	$13,954

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest payments	$152	$80	$451	$80
Accretion and amortization of term loan discounts	33	4	87	4
Accrual of the final payment fee	118	64	355	64
	$303	$148	$893	$148

7.	Stockholders’ Equity

As of September 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for the exercise of outstanding stock options and shares of common stock remaining available for future stock-based awards under the Company’s 2012 Stock Incentive Plan, 2019 Stock Incentive Plan and 2019 Employee Stock Purchase Plan, as shown in the table below:

	September 30, 2021	December 31, 2020
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	761,553	921,824
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	3,299,064	2,396,922
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	503,789	327,454
	4,564,406	3,646,200

Private Placements

On October 5, 2021 and October 18, 2021, the Company issued common stock and warrants to purchase common stock in two private placements (the “October 2021 Private Placements”).  Refer to Note 12 for additional information.

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020.  During the three and nine months ended September 30, 2021, the Company issued and sold an aggregate of 162,026 and 2,895,518 shares of common stock, respectively, for gross proceeds of $0.3 million and $7.7 million, respectively, before deducting estimated commissions and allocated fees of less than $0.1 million and $0.6 million, respectively.  As of September 30, 2021, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $10.9 million, before deducting estimated commissions and allocated fees of $0.8 million.  Under the terms of the October 2021 Private Placements, as described in Note 12, the Company agreed not to issue or sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022.

Equity Purchase Agreement

On June 18, 2021, the Company entered into a common stock purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”).  The LPC Purchase Agreement provides that, subject to the terms and conditions therein, the Company has the right, but not the obligation, to sell, at its discretion, to Lincoln Park up to $15.0 million of shares of common stock over a 24-month period commencing on July 23, 2021. In addition, under the LPC Purchase Agreement, the Company issued 170,088 shares of common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the LPC Purchase Agreement. The purchase price per share of the shares sold will be based on the market prices prevailing immediately preceding the time of sale as computed under the LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. Under the terms of the October 2021 Private Placements, the Company agreed to not issue or sell additional shares under the LPC Purchase Agreement on or prior to April 6, 2023.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 4,060,617 as of September 30, 2021, of which 1,011,437 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Stock Incentive Plan (the “2012 Plan”)  that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the lesser of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2021 and January 1, 2020, respectively, the number of shares reserved for issuance under the 2019 Plan increased pursuant to the terms of the 2019 Plan by an additional 741,871 shares and 713,383 shares, equal to 4% of the Company’s then-outstanding common stock.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company’s board of directors administers the 2012 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of September 30, 2021 and December 31, 2020, respectively, options to purchase 2,287,627 shares and 1,249,653 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of September 30, 2021 and December 31, 2020, options to purchase 761,553 and 921,824 shares of common stock, respectively, were granted and outstanding, net of cancellations, under the 2012 Plan.

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

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the nine months ended September 30, 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2020	2,171,477	$5.62
Granted	1,474,875	$2.94
Forfeited	(420,241)	$4.39
Expired	(176,931)	$6.30
Exercised	—	$—
Outstanding as of September 30, 2021	3,049,180	$4.45
Options exercisable as of September 30, 2021	1,304,796	$5.02
Options unvested as of September 30, 2021	1,744,384	$4.03

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP Plan was 518,918 as of September 30, 2021, of which 503,789 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2021 and January 1, 2020, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 185,467 shares and 178,345 shares, equal to 1% of the Company’s then-outstanding common stock.

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

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$169	$82	$593	$259
General and administrative expense	371	506	1,410	1,648
	$540	$588	$2,003	$1,907

8.	Income Taxes

During the three and nine months ended September 30, 2021 and 2020, the Company maintained a full valuation allowance on deferred tax assets. The amounts recorded for income tax (expense) benefit during the three and nine months ended September 30, 2021 and 2020, were to align the Company’s estimates for its state research and development credits in each given year.
9.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,255)	$(7,378)	$(25,420)	$(23,235)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	21,607,979	18,134,886	20,390,852	17,935,865
Basic and diluted net loss per common share outstanding	$(0.34)	$(0.41)	$(1.25)	$(1.30)

The Company’s potential dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The common shares underlying stock options, based on stock options outstanding as of September 30, 2021 and 2020, were excluded from the calculations of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

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

A significant portion of the Company’s development activities are outsourced to third parties under agreements, including with CROs and contract manufacturers in connection with clinical trials and production of clinical trial materials. These arrangements may require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the event of the orderly termination of contractual services.

The Company also has commitments under lease and licensing agreements (Note 4 and Note 10).
12.	Subsequent Events

Financing

On October 5, 2021, the Company issued and sold to an initial investor in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock.  Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million.  Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will continue to be exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028.  The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

On October 18, 2021, the Company issued and sold to New Enterprise Associates 16, L.P., an existing stockholder of the Company (“NEA”) and related party, in a private placement, 1,851,852 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of the Company’s common stock.  Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62 for gross proceeds of approximately $3.0 million.  Of the accompanying common stock warrants, warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on April 18, 2025, and warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on October 18, 2028.  The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

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

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States, or U.S., and Europe. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the initial targeted number of subjects in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we have increased the planned trial size to 360 subjects. The pace of enrollment in the trial was impacted by the pandemic caused by the novel coronavirus, or COVID-19, which pandemic we refer to as the COVID-19 pandemic, as new subject screening and most subject enrollment were temporarily halted in March 2020. Our sites began to restart subject screening and enrollment during May and June 2020. We currently have more than 60 active sites globally and approximately 90% of the planned 360 subjects have enrolled in the trial. Subject to the uncertainties associated with the COVID-19 pandemic, we expect to report top-line data in the first half of 2022. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application , or NDA, to the U.S. Food and Drug Administration, or FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF. This trial is designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the U.K. Due to the COVID-19 pandemic and the specific at-risk nature of IPF patients, our clinical sites had previously halted their enrollment and treatment of subjects in this trial in March 2020. While subject screening and enrollment resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020, in response to a shelter-in-place directive from the U.K. government. This shelter-in-place directive expired in March 2021, and the remaining COVID-19 pandemic related restrictions were lifted in July 2021. The U.K. government may choose to reinstate any and/or all of the restrictions in the future depending on COVID-19 infection rates. Screening activity has resumed and is steadily progressing at most sites following the lifting of the shelter-in-place directive. However, we expect that some sites may take longer to resume their trial activity as the clinical research related infrastructure was disrupted by the COVID-19 pandemic and that other sites may cease to participate in the trial entirely. Subject to the uncertainties associated with the COVID-19 pandemic related restrictions in the U.K., we expect to report top-line data for this trial in the first half of 2022.

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

Since commencing operations in 2011, we have devoted substantially all our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2021, we had an accumulated deficit of $172.4 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in patients with IPF or LID in patients with Parkinson’s disease and we can provide no assurance that we will ever generate revenue or profits.

In June 2020, we entered into an at-the-market Sales Agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, or the Securities Act, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of September 30, 2021, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $10.9 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, as described below, we agreed to not issue and sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022.

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

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock.  Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million.  Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will continue to be exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028.  The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

As of September 30, 2021, we had cash and cash equivalents of $29.3 million and in October 2021 we received approximately $14.8 million in gross proceeds from the October 2021 Private Placements. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements for 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. After considering various risks and uncertainties as prescribed by Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we concluded that there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q without additional capital. We have based our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations on assumptions that may prove to be wrong and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain.  We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted due to the COVID-19 pandemic in March 2020. Many of our sites restarted subject screening and enrollment throughout May and June 2020. Furthermore, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data, although all sites have now re-opened for in-person monitoring visits. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. In addition, the clinical sites in our ongoing Phase 2 CANAL trial temporarily suspended enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. While subject screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter-in-place directive from the U.K. government. This shelter-in-place directive expired in March 2021 and the other COVID-19 pandemic related restrictions were lifted in July 2021. The U.K. government may choose to reinstate any and/or all of the restrictions in the future depending on COVID-19 infection rates. Screening activity has resumed and is steadily progressing at most sites following the lifting of the shelter-in-place directive. However, we expect that some sites may take longer to resume their trial activity as the clinical research related infrastructure was disrupted by the COVID-19 pandemic and that other sites may cease to participate in the trial entirely. The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Other Expense

Other expense consists of the value of the shares of our common stock that we issued to Lincoln Park Capital Fund, LLC, or Lincoln Park, as a commitment fee as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the common stock purchase agreement, or the LPC Purchase Agreement, we entered into with Lincoln Park in June 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$4,718	$4,828	$(110)
General and administrative	2,229	2,416	(187)
Total operating expenses	6,947	7,244	(297)
Loss from operations	(6,947)	(7,244)	297
Other (expense) income:
Change in fair value of term loan derivative liability	(5)	—	(5)
Interest income	2	3	(1)
Interest expense	(303)	(148)	(155)
Total other expense, net	(306)	(145)	(161)
Loss before income taxes	(7,253)	(7,389)	136
Income tax (expense) benefit	(2)	11	(13)
Net loss	$(7,255)	$(7,378)	$123

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Clinical development expenses	$3,175	$3,683	$(508)
Personnel and related expenses	1,018	704	314
Consulting expenses and professional fees	377	334	43
Stock-based compensation expenses	91	82	9
Other research and development expenses	57	25	32
Total research and development expenses	$4,718	$4,828	$(110)

Research and development expenses for the three months ended September 30, 2021 decreased to $4.7 million from $4.8 million for the corresponding period in 2020, primarily due to decreased purchases of clinical trial supplies.  This decrease was partially offset by an increase in personnel-related expenses as a result of an increase in our employee headcount. For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 decreased to $2.2 million from $2.4 million for the corresponding period in 2020.  The decrease was primarily due to decreased market research costs as well as lower stock-based compensation expense as a result of employee terminations, which were partially offset by higher legal and other professional fees.

Other Expense, Net

Other expense, net for the three months ended September 30, 2021 was $0.3 million compared to $0.1 million for the corresponding period in 2020.  This change was primarily due to a $0.2 million increase in interest expense due to a full quarter’s recognition of interest expense on the SVB Term Loan as the SVB Term Loan was entered into in August 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$16,805	$15,768	$1,037
General and administrative	7,398	7,528	(130)
Total operating expenses	24,203	23,296	907
Loss from operations	(24,203)	(23,296)	(907)
Other (expense) income:
Change in fair value of term loan derivative liability	29	—	29
Other expense	(375)	—	(375)
Interest income	7	174	(167)
Interest expense	(893)	(148)	(745)
Total other (expense) income, net	(1,232)	26	(1,258)
Loss before income taxes	(25,435)	(23,270)	(2,165)
Income tax benefit	15	35	(20)
Net loss	$(25,420)	$(23,235)	$(2,185)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Clinical development expenses	$11,223	$12,453	$(1,230)
Personnel and related expenses	3,460	2,104	1,356
Consulting expenses and professional fees	1,375	850	525
Stock-based compensation expenses	593	259	334
Other research and development expenses	154	102	52
Total research and development expenses	$16,805	$15,768	$1,037

Research and development expenses for the nine months ended September 30, 2021 increased to $16.8 million from $15.8 million for the corresponding period in 2020, primarily due to an increase in personnel-related expenses as a result of an increase in our employee headcount, including an increase in stock-based compensation associated with the increase in employee headcount.  Consulting and professional fees were also higher. These increases were partially offset by decreased clinical development expenses related to decreased purchases of clinical trial supplies and decreased expenses reflecting the completion of our Phase 1b clinical trial in patients with chronic liver disease in the first half of 2020.  These decreased clinical development expenses were partially offset by increased costs associated with increased activity and enrollment in our ongoing Phase 2b/3 PRISM trial.  For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 decreased to $7.4 million from $7.5 million for the corresponding period in 2020.  The decrease was primarily due to decreased market research costs as well as lower stock-based compensation expense as a result of employee terminations, which were partially offset by higher legal and other professional fees.

Other (Expense) Income, Net

Other (expense) income, net for the nine months ended September 30, 2021 was an expense of $1.2 million compared to income of less than $0.1 million for the corresponding period in 2020.  This change was primarily due to a $0.7 million increase in interest expense due to a full nine months of recognition of interest expense on the SVB Term Loan as the SVB Term Loan was entered into in August 2020, as well as an increase of $0.4 million related to the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement.  Also contributing to the change was a decrease in interest income of $0.2 million, primarily due to lower market interest rates and lower average cash balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our initial public offering, or the IPO, and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under our prior term loan with Solar Capital, Ltd. and Square 1 Bank, or the Solar Term Loan. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under the Solar Term Loan. As of June 30, 2018, all amounts owed under the Solar Term Loan had been paid in full.

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

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of September 30, 2021 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $10.9 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, we agreed to not issue or sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022.

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

On July 6, 2021, we and SVB entered into the Loan Amendment. The Loan Amendment modifies the conditions under which we are required to cash collateralize outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if we fail to receive positive data in our Phase 2b/3 PRISM trial or, prior to June 30, 2022, fail to raise sufficient net proceeds from the sale of equity securities to finance our planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and our ongoing operations, each of which we refer to as a Milestone Condition, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  In addition, the Loan Amendment provides that if we fail to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions, we will be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. We would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if we did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021.  We satisfied this equity funding condition through a combination of equity issuances under our ATM Sales Agreement and the proceeds from the October 2021 Private Placements.

Private Placements

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock.  Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million.  Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will continue to be exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028.  The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

Equity Purchase Agreement

On June 18, 2021, we entered into the LPC Purchase Agreement with Lincoln Park for an equity line financing. The LPC Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of shares of common stock at our sole discretion, over a 24-month period commencing on July 23, 2021. We filed a registration statement on Form S-1 covering the resale of shares of common stock that are issued to Lincoln Park under the LPC Purchase Agreement, which was declared effective on July 14, 2021. As part of the LPC Purchase Agreement, we issued 170,088 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the LPC Purchase Agreement. Under the terms of the October 2021 Private Placements, we agreed to not issue or sell additional shares under the LPC Purchase Agreement on or prior to April 6, 2023.

Cash Flows

As of September 30, 2021, we had cash and cash equivalents of $29.3 million.  Our cash and cash equivalents are primarily held in money market accounts. The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash used in operating activities	$(22,717)	$(20,076)	$(2,641)
Net cash used in investing activities	—	(27)	27
Net cash provided by financing activities	7,034	16,083	(9,049)
Net decrease in cash and cash equivalents	$(15,683)	$(4,020)	$(11,663)

Operating Activities

During the nine months ended September 30, 2021, operating activities used $22.7 million of net cash, resulting from our net loss of $25.4 million and net changes in our operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $2.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $2.0 million, $0.4 million of accretion/accrual of term loan discounts and debt issuance costs and $0.4 million of other expense associated with the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement.  Changes in our operating assets and liabilities consisted of a $0.2 million decrease in accrued expenses and other liabilities, a $0.1 million increase in prepaid expenses and other current assets and a $0.2 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily due to decreased accruals for research, development and clinical trial work performed by our CROs and decreased accruals related to non-income based taxes, partially offset by an increase in accrued consulting and professional fees. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments of our corporate insurance policies. The increase in accounts payable was primarily due to the timing of vendor invoices.

During the nine months ended September 30, 2020, operating activities used $20.1 million of cash, resulting from our net loss of $23.2 million, partially offset by changes in our operating assets and liabilities of $1.2 million, net and non-cash charges of $2.0 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $1.2 million increase in accrued expenses, a $0.3 million decrease in accounts payable and a $0.3 million decrease in prepaid expenses and other current assets. The increase in accrued expenses was primarily due to increased accruals for research, development and clinical trial work performed by our CROs and increased accruals related to professional fees. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in prepaid expenses and other current assets was primarily due to a refund of prepayments made to one of our vendors, which we received in the first quarter of 2020, partially offset by increases in prepaid expenses due to prepayments of our corporate insurance policies. The non-cash charges for the nine months ended September 30, 2020 consisted primarily of stock-based compensation expense of $1.9 million.

Investing Activities

During the nine months ended September 30, 2021 and 2020, we used an insignificant amount of cash in investing activities.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $7.0 million, primarily consisting of gross cash proceeds of $7.7 million from sales of our common stock under the ATM Sales Agreement before deducting estimated commissions and allocated fees of $0.6 million, partially offset by payments of offering costs of $0.4 million and payments of financing costs of $0.1 million associated with the First Amendment to the SVB Loan Agreement.

During the nine months ended September 30, 2020, net cash provided by financing activities was $16.1 million, primarily consisting of cash proceeds from the SVB Term Loan of $14.0 million and gross cash proceeds of $2.5 million from sales of our common stock under the ATM Sales Agreement, before deducting estimated commissions and fees of $0.2 million.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, the additional Phase 3 clinical trial we believe we will need to conduct to support the submission of an NDA to the FDA and a MAA to the EMA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial, the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities including potentially commencing Phase 2 clinical trials for the treatment of

LID in patients with Parkinson’s disease. In addition, we have incurred and may continue to incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, as well as the scope, progress, timing, costs and results of clinical trials of Haduvio for other serious neurologically mediated conditions, including our ongoing Phase 2b/3 PRISM trial and our ongoing Phase 2 CANAL trial, as well as any future product candidates;

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

•	the extent to which we acquire or in-license rights to other potential product candidates or technologies and the terms and timing of any such acquisition or licensing arrangements;
•	our headcount growth and associated costs as we expand our research and development activities and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the effect of competing technologies and market developments;
•	our ability to establish and maintain healthcare coverage and adequate reimbursement for our products;
•	the costs of operating as a public company;
•	our ability to continue as a going concern; and
•	the impact of the COVID-19 pandemic on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of Haduvio.

We believe that our existing cash and cash equivalents, including the proceeds from our October 2021 Private Placements, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022, without giving effect to the rights of SVB under the SVB Loan Agreement if we fail to achieve either of the Milestone Conditions or fail to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to the satisfaction of the Milestone Conditions.  If we fail to achieve any of the Milestone Conditions or to maintain the minimum cash requirement and SVB cash collateralizes the amounts then owed to SVB under the SVB Loan Agreement or uses such amounts to prepay the SVB Term Loan, the period for which we will be able to fund our operating expenses and capital expenditure requirements will be significantly shorter.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing and financing may not be available to us on acceptable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for pruritus associated with prurigo nodularis or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business.  For example, in connection with the SVB Term Loan, we granted a security interest on all of our assets, excluding our intellectual property, agreed to a negative pledge on our intellectual property, agreed to restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change in control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates and agreed to cash collateralize the SVB Term Loan in certain circumstances. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

We believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results: research and development expense; stock-based compensation expense; income tax; and fair value measurements. Our critical accounting policies are described in the notes to the consolidated financial statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.  During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2021 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business Operations

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which has delayed our ability to complete our ongoing clinical trials, disrupted our business operations and may further delay our clinical trials, interrupt our supply chain, disrupt regulatory activities or have other adverse effects on our business and operations.  In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies worldwide, which could result in adverse effects on our business and operations.

Significant outbreaks of contagious diseases, such as COVID-19 and other adverse public health developments, could have a material impact on our business operations and operating results.

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data, although all sites are now allowing in-person monitoring visits. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. In addition, the clinical sites in our ongoing Phase 2 trial for chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial, suspended enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. While subject screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter-in-place directive from the U.K. government. This shelter-in-place directive expired in March 2021 and the remaining COVID-19 pandemic related restrictions were lifted in July 2021. The U.K. government may choose to reinstate any and/or all of the restrictions in the future depending on COVID-19 infection rates. Screening activity has resumed and is steadily progressing at most sites following the lifting of the shelter-in-place directive. However, we expect that some sites may take longer to resume their trial activity as the clinical research related infrastructure was disrupted by the COVID-19 pandemic and that other sites may cease to participate in the trial entirely. The COVID-

19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of subjects to enroll in trials at this time or the inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $25.4 million and $32.8 million for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $172.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement, the SVB Term Loan and proceeds from the October 2021 Private Placements.  We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2021 and the year ended December 31, 2020, we used net cash of $22.7 million and $29.0 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of September 30, 2021, our cash and cash equivalents were $29.3 million and in October 2021 we received approximately $14.8 million in gross proceeds from our October 2021 Private Placements. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and our other ongoing clinical trials, acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials, if any. In addition, we may incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions.  In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the U.S. ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

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

We believe that our existing cash and cash equivalents, including the proceeds from our October 2021 Private Placements, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022, without giving effect to the rights of SVB under the SVB Loan Agreement if we fail to achieve either of the Milestone Conditions or fail to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to the satisfaction of the Milestone Conditions.  If we fail to achieve any of the Milestone Conditions and SVB cash collateralizes the amounts then owed to SVB under the SVB Loan Agreement or uses such amounts to prepay the SVB Term Loan, the period for which we will be able to fund our operating expenses and capital expenditure requirements will be significantly shorter.

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

Additionally, under the Loan Amendment, if we fail to achieve the Milestone Conditions, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time.  In addition, if we fail to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions, we will be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. We were also required under the Loan Amendment to raise at least $15.0 million in net proceeds from the sale of equity securities from June 1, 2021 through October 31, 2021, which requirement was met through a combination of equity issuances under our ATM Sales Agreement and the proceeds from our October 2021 Private Placements.

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

We expect our expenses to increase substantially in connection with our planned operations, particularly as we conduct our ongoing Phase 2b/3 PRISM trial and our other ongoing clinical trials as well as the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and develop Haduvio for the treatment of other serious neurologically mediated conditions. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund these expenses and to satisfy the requirements under the SVB Loan Agreement, including the requirement to raise substantial additional capital by June 30, 2022. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder.

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

In addition to the above, the continued spread of COVID-19 globally could adversely affect our clinical trial operations worldwide, including our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. The COVID-19 pandemic could also result in further delays in our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services.  Furthermore, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications under investigation; and

•	the impact of the COVID-19 pandemic.

In particular, the successful completion of our clinical development program for Haduvio for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of subjects with this severe condition. We have experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial, which have delayed the completion of our trials. We have taken actions to increase enrollment, including increasing the number of clinical sites, providing sites with additional trial management staff and closing underperforming sites. However, these actions may not be successful. In addition, as a result of the COVID-19 pandemic, clinical sites for our Phase 2b/3 PRISM trial temporarily halted new subject screening and most subject enrollment and the clinical sites in our ongoing Phase 2 CANAL trial temporarily suspended enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. While subject screening and enrollment for our Phase 2 CANAL trial resumed at certain clinical trial sites in the fourth quarter of 2020, all sites in the trial paused screening again in December 2020 in response to a shelter-in-place directive from the U.K. government. This shelter-in-place directive expired in March 2021 and other COVID-19 pandemic related restrictions were lifted in July 2021. The U.K. government may choose to reinstate any and/or all of the restrictions in the future depending on COVID-19 infection rates. Screening activity has resumed and is steadily progressing at most sites following the lifting of the shelter-in-place directive. However, we expect that some sites may take longer to resume their trial activity as the clinical research related infrastructure was disrupted by the COVID-19 pandemic and that other sites may cease to participate in the trial entirely.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021 and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in a clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study, as a result of the COVID-19 pandemic; a list of all study participants affected by COVID-19 pandemic related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.  In its most recent update to this guidance, the FDA addressed questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational new drug applications and handle remote site monitoring visits.  There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

Any inability to enroll a sufficient number of subjects for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for Haduvio or any future product candidate, delay or halt the development of and approval processes for such product candidate and jeopardize our ability to commence sales of and generate revenues from such product candidate, any of which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis, gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics; and abrocitinib, an oral small molecule targeting the janus kinase 1 receptor being developed by Pfizer Inc.  In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is in Phase 2 clinical trials for chronic pruritus in patients with atopic dermatitis, chronic liver disease, chronic kidney disease and notalgia paresthetica.

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it would compete with product candidates currently in clinical development for the treatment of chronic cough associated with IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, Bellus Health, Bayer, and Algernon Pharmaceuticals. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

If Haduvio is approved for the treatment of LID in patients with Parkinson’s disease, we expect that it would compete with Gocovri and Osmolex, which are extended-release capsule formulations of amantadine marketed by Adamas Pharmaceuticals, which is being acquired by Supernus Pharmaceuticals, and expect that it might also compete with other product candidates currently in development for the treatment of LID by companies including Addex Therapeutics and IRLAB Therapeutics. In addition, it is possible that product candidates currently in development for the treatment of Parkinson’s disease by companies could, if approved, reduce the need for therapies to treat LID.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees and except for remedies available to us under our agreements with our contractors, we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. These third parties may also be impacted by developments in the COVID-19 pandemic or government measures taken in response to the pandemic in ways that negatively impact their ability to fulfill their contractual obligations to us in connection with our clinical trials, even if we are not otherwise directly affected by such developments or measures. Additionally, these third parties may have relationships with other commercial entities, including potential competitors, for which they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. Third parties may not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our protocols. For example, we have terminated clinical investigators from our previous clinical trials due to suspected non-compliance with regulatory requirements. If the third parties on which we rely do not carry out their duties, meet their deadlines or comply with regulatory requirements, we will not be able to, or may be delayed in our efforts to, successfully commercialize Haduvio or any future product candidate. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and we may not be able to generate revenues or become profitable.

We contract with third parties for the manufacture, storage, packaging and distribution of Haduvio for clinical trials, including a single supplier for the active ingredient in Haduvio and expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio and any future product candidates.

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

We are party to an exclusive license agreement with Endo Pharmaceuticals Inc. under which we have licensed certain patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio. We are also party to an exclusive license agreement with Rutgers, the State University of New Jersey, under which we have licensed certain patent rights and know-how to develop and commercialize products incorporating nalbuphine for any human or animal use. We may in the future seek additional licenses from others to develop and commercialize additional product candidates or technologies. These licenses may not provide exclusive rights to use the relevant intellectual property in all desired fields of use and in all territories in which we may wish to develop or commercialize product candidates in the future. It is also possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all.

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities.  Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system.  The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  In May 2021, the FDA issued a report in which it outlined its priorities for inspections moving forward given the ongoing uncertainties stemming from the pandemic. The agency indicated that inspections considered critical to the FDA’s mission will remain the primary focus. When planning routine surveillance inspections, the agency will prioritize higher-risk establishments. Therefore, a longer interval between inspections will occur for the less high-risk facilities as the FDA adjusts to the impact of the COVID-19 pandemic. This means that postponed inspections will be prioritized based on risk and conducted over a longer period of time, ultimately increasing the amount of time between inspections of certain lower-risk facilities.

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

A fast-track designation, grant of priority review status or breakthrough therapy status by the FDA is not assured and, in any event, may not actually lead to a faster development or regulatory review or approval process and, moreover, would not assure FDA approval of Haduvio or any future product candidate.

We may be eligible for fast-track designation, priority review or breakthrough therapy status for specific indications for the product candidates we may develop. If a product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address unmet medical needs for this disease or condition, the product candidate sponsor may apply for FDA fast-track designation. If a product candidate offers major advances in treatment, the product candidate sponsor may apply for FDA priority review status. Additionally, a product candidate may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. We have received fast-track designation for Haduvio for the proposed indication of reduction of moderate to severe pruritus in patients with prurigo nodularis, however this designation or any future fast-track designation for a different indication, priority review or breakthrough therapy status designation, may not result in our experiencing a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that the product candidate will be approved by the FDA.

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

In addition, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is subject to a nationwide preliminary injunction for its failure to comply with notice and comment rulemaking requirements.  The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review.  It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate.  The Biden administration has agreed to delay for a year the implementation of one of President Trump’s signature drug pricing policies, from January 2022 to 2023.  The policy at issue would have prevented drug makers and middlemen from negotiating rebates on prescription drugs.

More recently, on July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals.  To address these costs, the Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.”   Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices.  The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.   Further, on August 21, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a proposed rule to rescind the Trump Administration’s interim final rule, following public notice and comment.  With issuance of this proposal, CMS stated that it will carefully consider the comments it received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries’ access to evidence-based care.

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

As of September 30, 2021, we had 26 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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
•

announcements or expectations of additional financing efforts, including with respect to the substantial additional capital that we will need to raise by June 30, 2022 to satisfy the Milestone Conditions;

•	sales of our common stock by us, our insiders or other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems in the U.S. and other countries;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets and the impacts of the COVID-19 pandemic;
•	our obligations in connection with the SVB Term Loan;
•	our ability to continue as a going concern; and
•	other factors and considerations described in this “Risk Factors” section.

In addition, the COVID-19 pandemic has negatively affected the stock market and investor sentiment. The price and volatility of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during such times of market uncertainty and instability.

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

As of November 10, 2021, we have outstanding 25,846,577 shares of common stock, of which 790,562 shares are subject to restrictions on transfer under lock-up agreements entered into by our directors and officers in connection with the initial October 2021 private placement. These restrictions are due to expire on January 3, 2022. With the exception of the shares of common stock subject to such lock-up agreements, all of our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. As of September 30, 2021, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $10.9 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Beneficial Ownership Limitations.

Similarly, on October 18, 2021, we issued to NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants. If and when the Second Private Placement Form S-3 is declared effective, NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the ATM Sales Agreement or otherwise, by Lincoln Park pursuant to the Form S-1, by the private placement investors pursuant to the Initial Private Placement Form S-3 or the Second Private Placement Form S-3 or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, holders of our outstanding warrants would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock and this could adversely impact the consideration our other stockholders would receive.

As part of our October 2021 Private Placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share. Of the common stock warrants issued to the Initial Private Placement Investor, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. As discussed above, the pre-funded warrants and the common stock warrants issued to the Initial Private Placement Investor are subject to Beneficial Ownership Limitations. As of November 10, 2021, all of the warrants issued to the Initial Private Placement Investor and NEA in the private placements remained outstanding. Although the Initial Private Placement Investor’s warrants are subject to the Beneficial Ownership Limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, they may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the Initial Private Placement Investor and/or NEA on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

Furthermore, in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, the Initial Private Placement Investor and NEA would be entitled to receive, with respect to each share of common stock issuable upon exercise of the warrants then held by them and, and in the case of the Initial Private Placement Investor, without regard to the Beneficial Ownership Limitations, the same amount and kind of securities, cash or property as they would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. Although the Initial Private Placement Investor’s beneficial ownership of our common stock is reported as 9.99% as a result of the application of the Beneficial Ownership Limitations, in the event of a sale of our company, the Initial Private Placement Investor would receive sale consideration without regard to the Beneficial Ownership Limitations. In such a sale, the Initial Private Placement Investor would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than is represented by its reported beneficial ownership of our common stock.  In addition, pursuant to the terms of the common stock warrants issued to both the Initial Private Placement Investor and NEA in our October 2021 Private Placements, in specified circumstances upon a fundamental transaction by us, such warrant holders may have the right to require us to repurchase their common stock warrants at their fair value using a Black Scholes option pricing formula. As a result, in the event of a sale of our company, the Initial Private Placement Investor and NEA may be entitled to receive a significantly larger portion of the total proceeds distributable to our stockholders than they would if they exercised the warrants immediately prior to the transaction, and our stockholders could receive significantly less than they otherwise would in such a transaction.

Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

Ownership of our common stock is concentrated among our executive officers and directors and their affiliates and our significant stockholders, who have significant influence over our business, which may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors and their affiliates and our significant stockholders in the aggregate, beneficially own shares representing approximately 69.3% of our common stock as of November 10, 2021. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as previously disclosed on a Current Report on Form 8-K (File No. 001-38886) that we filed with the SEC on June 21, 2021, we did not sell or issue any equity securities during the three months ended September 30, 2021 that were not registered under the Securities Act.

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

As of September 30, 2021, we used approximately $43.5 million of the net proceeds from the IPO to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis, the treatment of chronic cough in patients with IPF and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.  We have invested the net proceeds from the IPO in money market funds.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

4.2

Form of 7-Year Common Stock Warrant dated October 5, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

4.3

Form of 3.5-Year Common Stock Warrant dated October 5, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

4.4

Form of 7-Year Common Stock Warrant dated October 18, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

4.5

Form of 3.5-Year Common Stock Warrant dated October 18, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.1

First Amendment to Loan and Security Agreement, dated July 6, 2021, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on July 7, 2021)

10.2*	Second Amendment to Loan and Security Agreement, dated August 13, 2021, by and between Silicon Valley Bank and the Registrant

10.3

Form of Securities Purchase Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.4

Form of Registration Rights Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.5

Form of Securities Purchase Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.6

Form of Registration Rights Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

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

TREVI THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)