Form 10-K
period 2021-12-31
Trevi Therapeutics, Inc.
filed 2022-03-17
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market, was $22.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2022 was 30,805,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID:	00042	Auditor Name:	Ernst & Young, LLP	Auditor Location:	Hartford, Connecticut

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

•

our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or for other serious neurologically mediated conditions;

•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for and to obtain and maintain regulatory approvals for Haduvio;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents and to continue as a going concern;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	our ability to establish and maintain collaborations; and
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

This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for Haduvio include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Trevi® and Haduvio™. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. We intend to propose Haduvio as the trade name for our nalbuphine ER investigational product.

RISK FACTOR SUMMARY

The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary and other risks that we face, can be found in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

•

We have experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial. If we experience delays or difficulties in the enrollment of subjects in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll subjects with pruritus associated with prurigo nodularis or chronic cough associated with idiopathic pulmonary fibrosis and subjects are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat pruritus associated with prurigo nodularis and chronic cough associated with idiopathic pulmonary fibrosis and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

•

The interim results of our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough associated with idiopathic pulmonary fibrosis may not be predictive of the full trial results for the Phase 2 CANAL trial or any future trials of Haduvio for the treatment of chronic cough associated with idiopathic pulmonary fibrosis.

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

•

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, including our license with Endo Pharmaceuticals Inc., we could lose license rights that are critical to our business or owe damages to the licensor of such intellectual property.

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

•

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which has delayed our ongoing clinical trials, disrupted our business operations and may delay future clinical trials, interrupt our supply chain, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies worldwide, which could result in adverse effects on our business and operations.

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

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the initial targeted number of subjects in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects. Based on the DMC’s recommendation, we increased the trial size to 360 subjects. We completed enrollment in the trial on January 31, 2022. We expect to report top-line data in the second quarter of 2022. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application , or NDA, to the U.S. Food and Drug Administration, or FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF. We are conducting this trial at multiple sites in the United Kingdom. The trial was designed to enroll approximately 60 subjects with a goal to have 44 study completers. In February 2022, we conducted an interim statistical analysis for this trial. The interim analysis (N=26) was statistically significant on the primary efficacy endpoint, demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, we concluded enrollment early for our Phase 2 CANAL trial following the statistically significant efficacy results from the interim analysis. Because the trial achieved statistical significance in the interim analysis, sites were notified that they could enroll eligible subjects already in screening but that no additional recruitment was required. Approximately 40 subjects in total were enrolled in the study. We expect to report efficacy and safety data on the full set of subjects in the third quarter of 2022.

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

We have completed clinical trials in two distinct and serious pruritic conditions, uremic pruritus and pruritus associated with prurigo nodularis, with over 400 subjects treated with different doses of Haduvio in these trials. Uremic pruritus is a pruritic condition occurring in patients with chronic kidney disease typically receiving dialysis. Prurigo nodularis is an intensely pruritic dermatologic condition characterized by the presence of pruriginous lesions including nodules, papules or plaques. Among other endpoints, these trials measured the reduction in pruritus as reported on the worst itch numerical rating scale, or WI-NRS, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours.

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

The trial was designed to be conducted in 240 subjects, subject to a SSRE analysis to take place during the trial. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted the SSRE analysis in July 2020, following such time as approximately 45% of the subjects in the trial were evaluable for the primary endpoint. Based on the analysis, the DMC recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we increased the trial size to 360 subjects. We completed enrollment in the trial on January 31, 2022. We expect to report top-line data from the 14-week blinded treatment period of the Phase 2b/3 PRISM trial in the second quarter of 2022. We believe we will need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA and MAAs to the EMA and MHRA.

As a result of nalbuphine’s ability to modulate the κ- and µ-opioid receptors, which are known to be involved in the pathophysiology of chronic cough in patients with IPF, we are conducting the Phase 2 CANAL trial of Haduvio for chronic cough in patients with IPF. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF. We are conducting this trial at multiple sites in the United Kingdom. The trial was designed to enroll approximately 60 subjects with a goal to have 44 study completers. In February 2022, we conducted an interim statistical analysis for this trial. The interim analysis (N=26) was statistically significant on the primary efficacy endpoint, demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, we concluded enrollment early for our Phase 2 CANAL trial following the statistically significant efficacy results from the interim analysis. Because the trial achieved statistical significance in the interim analysis, sites were notified that they could enroll eligible subjects already in screening but that no additional recruitment was required. Approximately 40 subjects in total were enrolled in the study. We expect to report efficacy and safety data on the full set of subjects in the third quarter of 2022.

We are currently focusing our cash and operational resources on completing the Phase 2b/3 PRISM and the Phase 2 CANAL trials. After we receive top-line data from both of these trials we will evaluate additional indications for which we may choose to pursue development of Haduvio.

Our Strategy

We are focused on the development and commercialization of Haduvio to treat serious neurologically mediated conditions. The key elements of our strategy are:

•

Complete the clinical development of Haduvio for the treatment of pruritus associated with prurigo nodularis. We are conducting our Phase 2b/3 PRISM trial to evaluate the safety and anti-pruritic efficacy of Haduvio in patients with severe pruritus associated with prurigo nodularis. We completed enrollment in the trial on January 31, 2022. We expect to report top-line data in the second quarter of 2022. We believe we will need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA and MAAs to the EMA and MHRA.

•

Complete the clinical development of Haduvio for the treatment of chronic cough associated with IPF. The Phase 2 CANAL trial was designed to enroll approximately 60 subjects with a goal to have 44 study completers. In February 2022, we conducted an interim statistical analysis for this trial. The interim analysis (N=26) was statistically significant on the primary efficacy endpoint, demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, we concluded enrollment early for our Phase 2 CANAL trial following the statistically significant efficacy results from the interim analysis. Because the trial achieved statistical significance in the interim analysis, sites were notified that they could enroll eligible subjects already in screening but that no additional recruitment was required. Approximately 40 subjects in total were enrolled in the study. We expect to report efficacy and safety data on the full set of subjects in the third quarter of 2022.

•

Pursue continued development of Haduvio for additional pruritic or cough conditions. Based on the data from our on-going trials in pruritus and cough, we plan to continue to develop Haduvio for the treatment of other pruritic or cough conditions.

•

Maximize the commercial potential of Haduvio. We have retained worldwide commercial rights for Haduvio. If Haduvio receives marketing approval from the FDA for any of the indications we are currently pursuing, we plan to commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting the physicians specializing in these conditions. If Haduvio receives marketing approval for any of these indications outside the U.S., we expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio in such markets.

•

Evaluate business development opportunities and potential collaborations. We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance product candidates, build our product pipeline and concurrently advance a range of research and development programs, which may include additional product candidates beyond the development of Haduvio.

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

As shown in the diagram below, κ- and µ-opioid receptors are naturally concentrated in several areas of the body, including in the brain, brain stem, spinal cord, peripheral nerves, lungs and skin, which are the areas of the body involved in the physiology of chronic pruritus and chronic cough.

Opioid receptors exist throughout the body

Brain
Brain Stem
Spinal Cord
Lung / Peripheral Nerve
Peripheral Nerve
Skin
Small Intestine

Chronic Pruritus

- Reward parts of brain
- Spinal cord
- Skin
- Peripheral skin nerves

Both mu antagonists and kappa agonists have shown pharmacological activity in reducing pruritus

Chronic Cough

- Brain stem
- Lung
- Peripheral lung nerves

Opioid receptors are believed to play an important role in the modulation of respiration and cough

With respect to pruritus, the sensation of itch and the urge to scratch are known to be mediated by κ- and µ-opioid receptor expression in the reward centers of the brain as well as the spinal cord, skin and peripheral nervous system. Published clinical trials of the κ- agonist nalfurafine have demonstrated effectiveness in reducing uremic pruritus and pruritus secondary to chronic hepatic disease. Nalfurafine is approved and marketed in Japan for both conditions. Korsuva, a selective κ- agonist, has also received approval from the FDA in reducing uremic pruritus in hemodialysis patients. In addition, a number of published clinical trials have reported on the effectiveness of the µ-antagonist naltrexone in reducing pruritus related to hepatic disease and pruritus related to prurigo nodularis.

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

Haduvio

Haduvio is an oral extended-release formulation of nalbuphine, a small molecule and a member of the opioid agonist-antagonist class of drugs. Nalbuphine acts as an agonist at the opioid κ-receptor while competitively antagonizing the µ-opioid receptor. Nalbuphine is a marketed drug currently available only as nalbuphine hydrochloride for injection, a generic equivalent to Nubain, which has been approved in the U.S. and Europe for use in the relief of moderate to severe pain for more than 20 years. Nalbuphine is not currently classified as a controlled substance in the U.S. or Europe and is not commercially available in an oral dosage form.

We have leveraged the known mechanism and proven biological activity of nalbuphine in pain to expedite the clinical development of Haduvio. We have also drawn on the safety and tolerability data from eight prior clinical trials of Haduvio conducted by Penwest, from which we have licensed rights from Endo (which acquired Penwest) to Haduvio, including two Phase 2 clinical trials of Haduvio for the treatment of pain, to support our clinical development efforts. We believe that the established efficacy and safety profile of nalbuphine and the clinical experience with Haduvio provide a strong foundation for advancing Haduvio in late-stage clinical trials.

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

We believe there are approximately 300,000 prurigo nodularis patients in the U.S. and approximately 430,000 additional prurigo nodularis patients outside the U.S. No treatment for chronic pruritus associated with prurigo nodularis has been approved in the U.S. or Europe. Treatment of prurigo nodularis typically involves a multifaceted approach to treat the lesions and reduce pruritus. Therapies may include corticosteroids and other immunosuppressive or anti-inflammatory treatments, phototherapy and drugs such as gabapentin and Lyrica (pregabalin), prescription medicines approved for the treatment of seizures and neuropathic pain. Prurigo nodularis is often treatment-resistant with high recurrence rates.

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

Phase 2 Clinical Trial

We completed a Phase 2 clinical trial in August 2016 evaluating the safety and efficacy of Haduvio as compared to placebo in patients with pruritus associated with prurigo nodularis. The trial was a multicenter, randomized, double-blind trial conducted at eight sites in the U.S. and Europe. The trial enrolled a total of 63 adult patients who had prurigo nodularis for at least six weeks and seven-day mean WI-NRS scores of at least 5, indicating moderate to severe pruritus. The patients were randomized across three treatment arms: either 162 mg or 81 mg of Haduvio or placebo, each administered twice daily. The baseline seven-day mean WI-NRS scores for the three treatment arms were comparable: 8.05 for the 162 mg arm, 8.46 for the 81 mg arm and 7.96 for the placebo arm. There were three dosing periods in the trial, all of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; an eight-week fixed dosing period; and a two-week off-treatment safety observation period.

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

In the trial, a significantly greater number of patients reported improvement in WI-NRS with 50% of the completers in the 162 mg arm reported at least a 50% reduction in WI-NRS score from baseline, as compared to 20% of the completers in the placebo arm (p=0.028), although this analysis was not powered for statistical significance. Importantly, the patients in the 162 mg arm had a mean baseline WI-NRS score of 8.05; therefore a 50% reduction in WI-NRS score from baseline for patients in this arm was comparable to a 4-point reduction in WI-NRS score, the primary efficacy endpoint of our ongoing Phase 2b/3 PRISM trial. While the primary endpoint of the trial demonstrated a numerical but not statistically significant difference in the 162 mg arm, we believe the results for the key secondary endpoint of the proportion of patients reporting at least a 50% reduction in WI-NRS score from baseline, and the post hoc analysis, allow us to better understand the response of patients with prurigo nodularis to Haduvio and indicate that responders to Haduvio took the higher dose (162 mg) for longer (completers) and had a greater reduction in WI-NRS.

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

Eligible patients for this trial are adults with prurigo nodularis, defined by having at least ten pruriginous nodules, with predominantly nodular lesions overall, over at least two anatomically distinct body areas, with baseline seven-day mean WI-NRS scores of at least 7, indicating severe pruritus. The trial was designed to be conducted in 240 subjects, subject to a sample size re-estimation, or SSRE, analysis to take place during the trial. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted the SSRE analysis in July 2020, following such time as approximately 45% of the patients in the trial were evaluable for the primary endpoint. Based on the analysis, the DMC recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we increased the planned trial size to 360 subjects. We completed enrollment in the trial on January 31, 2022. We expect to report top-line data in the second quarter of 2022. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of an NDA to the FDA and an MAA to the EMA for Haduvio for the treatment of pruritus associated with prurigo nodularis.

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

We have also obtained scientific guidance from regulatory authorities in two European countries, Sweden and Germany with respect to regulatory paths supporting submission of an MAA for pruritus associated with prurigo nodularis. We have had initial discussions of a Pediatric Investigational Plan with European health authorities.

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

Approximately 130,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have IPF. In addition, up to 85% of IPF patients are reported to suffer from chronic cough. These patients can cough over 50 times per hour, which can lead to other morbidities. There are no approved therapies for the treatment of chronic cough in patients suffering with IPF.

The opioid class of drugs has demonstrated the ability to suppress cough and is used in the clinical management of cough. There is also preclinical and clinical evidence that mixed agonist-antagonist drugs can also be effective in treating cough. We believe Haduvio has the potential to be an effective treatment for chronic cough in patients with IPF.

The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF. The trial was designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom. In February 2022, we conducted an interim statistical analysis for this trial on the 26 subjects who had completed at least one treatment period one as of the January 28, 2022 data cut-off. The interim analysis was statistically significant on the primary efficacy endpoint, demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, we concluded enrollment early for our Phase 2 CANAL trial following the statistically significant efficacy results from the interim analysis. Because the trial achieved statistical significance in the interim analysis, sites were notified that they could enroll eligible subjects already in screening but that no additional recruitment was required. Approximately 40 subjects in total were enrolled in the study. We expect to report efficacy and safety data on the full set of subjects in the third quarter of 2022.

Patients were randomized into one of two treatment arms. The patients in the first treatment arm received Haduvio for three weeks, which period was followed by a two-week washout period and then a three-week treatment period during which they received placebo. The patients in the second treatment arm received placebo during the first three-week treatment period, followed by a two-week washout period, then received Haduvio during the second three-week treatment period. During the active treatment periods, Haduvio was studied over a dosing range starting at 27 mg once daily and titrated in steps to 162 mg twice daily. The primary efficacy endpoint of the trial is mean percent change in daytime cough frequency as measured by a cough monitor as compared in the Haduvio treatment periods and the placebo treatment periods. Secondary endpoints in the trial include assessments of fatigue, dyspnea or shortness of breath and cough severity. The interim trial results were:

CANAL Interim Primary Efficacy Endpoint Analysis:

N=26, Full Analysis Set	Daytime-cough frequency at end of treatment period vs. study baseline	p-value
Nalbuphine ER BID	-77.3%	p<0.0001
Placebo BID	-25.7%
Placebo-adjusted change	-51.6%

Full Analysis Set includes subjects completing at least 1 treatment period.

CANAL Supplemental Efficacy Analyses:

The supplemental efficacy analyses from the CANAL interim data support the strong results seen in the primary efficacy endpoint. The supplemental analyses showed consistency when analyzed for completers of both treatment periods in the crossover design, against treatment period baseline, and baseline cough counts. Secondary endpoints of patient reported outcome measure changes were consistent with the improvement in daytime-cough frequency results.

Arithmetic mean change in daytime cough frequency

	Full Analysis Set		Completers
	vs. Study Baseline	vs. Treatment Period Baseline	vs. Study Baseline	vs. Treatment Period Baseline
All cough counts
Number of subjects, N	26	26	18	18
Mean baseline coughs/hr	31	31	31	31
Nalbuphine ER	-67.7%	-65.9%	-67.0%	-65.0%
Placebo	-15.9%	+12.2%	-11.9%	+25.6%
Placebo adjusted change	-51.8%	-78.1%	-55.1%	-90.6%
Coughs/hr ≥20.5 (50% ITT)
Number of subjects, N	13	13	9	9
Mean baseline coughs/hr	50	50	50	50
Nalbuphine ER	-71.7%	-70.5%	-71.8%	-70.5%
Placebo	-23.7%	-0.7%	-25.1%	+5.5%
Placebo adjusted change	-48.0%	-69.9%	-46.7%	-76.1%

Full Analysis Set includes subjects completing at least 1 treatment period. Completers include subjects completing both treatment periods.

Safety and Tolerability Results:

Nalbuphine ER has been well-tolerated in the CANAL trial and has been studied in more than 1,000 subjects across various indications. The safety profile remains consistent with prior studies with no new safety signals to date. One SAE has been reported in the CANAL trial to date and was not considered to be treatment related.

Next Steps:

In March 2022, we concluded enrollment early for our Phase 2 CANAL trial, following the statistically significant efficacy results from the interim analysis. Because the trial achieved statistical significance in the interim analysis, sites were notified that they could enroll eligible subjects already in screening but that no additional recruitment was required. Approximately 40 subjects in total were enrolled in the study. We expect to report efficacy and safety data on the full set of subjects in the third quarter of 2022. We will also begin planning the next trial for Haduvio for the treatment of chronic cough associated with IPF, which we intend to design as a Phase 2b/3 trial

Uremic Pruritus Program

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

We estimate that there are more than 650,000 patients in the U.S. and approximately 2 million patients worldwide who are affected by ESRD and that, among these patients, approximately 260,000 patients in the U.S. and 800,000 patients worldwide suffer from pruritus.

Korsuva has been approved in the U.S. and nalfurafine (marketed as Remitch) is approved in Japan for uremic pruritus. There have been no treatments approved for uremic pruritus in Europe. Treatment of uremic pruritus may include optimizing dialysis procedures as well as off-label treatments such as corticosteroids and other immunosuppressive or anti-

inflammatory treatments, phototherapy and drugs such as gabapentin and Lyrica (pregabalin), prescription medicines approved for the treatment of seizures and neuropathic pain.

Clinical Development

We have conducted three clinical trials of Haduvio in patients with uremic pruritus, including a Phase 2b/3 clinical trial in 373 patients with moderate to severe uremic pruritus, an open label extension of the Phase 2b/3 clinical trial and a Phase 1b clinical trial in 14 hemodialysis patients with uremic pruritus and eight healthy subjects.

Phase 2b/3 Clinical Trial

We completed a Phase 2b/3 clinical trial in June 2015 to evaluate the safety and efficacy of Haduvio versus placebo in patients with uremic pruritus. The trial was a multicenter, randomized, double-blind trial conducted at 41 sites in the U.S. and Europe. The trial enrolled a total of 373 adult patients who had uremic pruritus, had been receiving in-center hemodialysis for at least three months, were on a schedule of three dialysis visits per week and had mean WI-NRS scores of at least 4.5 (indicating moderate to severe pruritus) over their last three dialysis visits. The patients were randomized across three treatment arms: either 108 mg or 54 mg of Haduvio or placebo, each administered twice daily. The baseline mean WI-NRS scores for the three treatment arms were comparable: 6.94 for the 108 mg arm, 6.87 for the 54 mg arm and 6.75 for the placebo arm. There were three dosing periods in the trial, all of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; a six-week fixed-dosing period; and a two-week off-treatment safety observation period.

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

Other Ongoing Development Work

Hepatic Impairment Study

We conducted a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of Haduvio in this population. This trial was designed as an open label, non-randomized, parallel-group, single and multiple ascending dose pharmacokinetic trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild, moderate and severe hepatic impairment and there were no serious adverse events reported in the trial. After reviewing the safety and PK data generated in the single ascending dose portion of the trial, we believe that these data are sufficient to support further investigation of Haduvio in potential future safety and efficacy studies in patients with relevant liver diseases without the need to conduct the multiple ascending dose portion of the trial. We intend to use the data from the hepatic impairment study to support an NDA submission for Haduvio.

We plan to conduct a human abuse liability study to further characterize the abuse potential of nalbuphine. We also anticipate conducting additional standard pharmacokinetics studies required for any NDA submission including studies in specific populations, cardiovascular safety, food effect and dose proportionality studies, and other studies as needed to support marketing applications for regulatory approval in the U.S. and Europe.

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

Chronic Pruritus

We are developing Haduvio for the treatment of pruritus associated with prurigo nodularis. Currently, there are no products approved in the U.S. or Europe for the treatment of pruritus associated with prurigo nodularis, however there are many products that are used to help manage pruritus associated with prurigo nodularis with which we expect that Haduvio would compete if it is approved in this indication. If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients as well as oral or injectable antihistamines. All of these products have limited degrees of efficacy and are available generically. Additionally, patients may try several other agents such as Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis. Sanofi reported positive data from two Phase 3 trials of Dupixent for the treatment of prurigo nodularis and that it plans regulatory submissions around the world for this indication in 2022. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy, generally with limited success. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor, a humanized monoclonal antibody being developed by Galderma; KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase (JAK) 1 receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis could face competition from these product candidates.

Chronic Cough in Idiopathic Pulmonary Fibrosis

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough associated with IPF, such as orvepitant, which is being developed in a Phase 2b clinical trial by Nerre Therapeutics, and ifenprodil which is being developed in a Phase 2 clinical trial by Algernon Pharmaceuticals. We expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, and Bellus Health. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

Many of our competitors and potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and commercializing approved products than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials.

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

License Agreements

Exclusive License Agreement with Endo Pharmaceuticals

In May 2011, we entered into an agreement with Penwest (subsequently merged into its parent, Endo Pharmaceuticals Inc., or Endo) for an exclusive, worldwide, sublicensable license under certain patent rights and know-how controlled by Penwest to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

Under the license agreement, we paid Penwest a minimal, non-creditable, non-refundable upfront license fee. We may also become obligated to make milestone payments to Endo of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, such as our Phase 2b/3 PRISM trial, and $0.8 million, which would become due upon the marketing approval of a licensed product in the United States, and to pay mid-single-digit royalties based on net sales of the licensed products by us, our affiliates and sublicensees. In addition, we are obligated to pay Endo a low-to-mid double-digit percentage of certain income we receive from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Commercial Operations

In light of our stage of development, we have not yet established a marketing and sales organization. We have retained worldwide development and commercial rights for Haduvio. If Haduvio is approved by the FDA for any of our target indications, we intend to market and commercialize Haduvio in the U.S. by developing our own focused, specialty sales organization targeting the physicians specializing in such conditions. In the case of prurigo nodularis, we expect that we would target a subset of the dermatologists in the U.S. For chronic cough related to IPF, we expect that we would target the pulmonologists who specialize in IPF, which is a subset of the pulmonologists practicing in the U.S. For markets outside of the U.S., we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio.

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

As of December 31, 2021, we owned four U.S. patents, seven foreign patents and multiple pending U.S. and foreign patent applications that include claims relating to methods of use of Haduvio. The issued patents expire between 2032 and 2033 and the patent applications, if issued as patents, would expire between 2032 and 2041.

In addition, we are party to an exclusive license agreement with Endo under which we have licensed patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including Haduvio. As of December 31, 2021, the intellectual property in-licensed under this agreement included six U.S. patents and four foreign patents, which include granted European patent rights that have been validated in various European Union, or E.U., member states. The licensed patents from Endo include claims relating to the formulation of Haduvio. These patents expire between 2026 and 2029.

In addition, we have in-licensed three issued U.S. patents, one issued European patent, one Japanese patent, one issued Canadian patent and a pending application in the U.S. These patents and the patent application relate to the use of nalbuphine in various movement disorders. The U.S. patents expire in 2032 and the patent issuing from the pending application, if granted, would expire in 2032. The Japanese, European and Canadian patents expire in 2032.

We do not own or exclusively license any composition of matter patents for Haduvio.

The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. In the U.S., a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

Similar provisions are available in the E.U. and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. The expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us. However, we cannot provide any assurances that any such patent term extension of a non-U.S. patent will be obtained and, if obtained, the duration of such extension. We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize Haduvio or any future product candidate may have a material adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

Government Regulation and Product Approvals

Government authorities in the U.S., at the federal, state and local levels, and in other countries and jurisdictions, including the E.U., extensively regulate, among other things, the research, development, testing, manufacture, sales, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Approval and Regulation of Drugs in the U.S.

In the U.S., drug products are regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or the post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new drug in the U.S. generally must satisfactorily complete each of the following steps before the FDA will consider approving the product candidate:

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

•	design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast-track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The agreed plan, which may include a request for deferral or waiver of PREA requirements, is a requirement for submission of an NDA. The FDA or the sponsor may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA.

Submission and Review of an NDA

In order to obtain approval to market a drug product in the U.S., a marketing application must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the drug product for its intended indication. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product candidate’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product candidate, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the U.S. for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the U.S. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the requested additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within 10 months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data submitted in support of the application.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is an NME.

The FDA may also refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific conditions. The FDA may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after the initiation of commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, such as REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations that were previously conducted to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by or for the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Act, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs.

In order for an ANDA to be approved, the FDA must find that the generic version is identical to the reference listed drug, or RLD, with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.

Hatch-Waxman Act Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.

Specifically, the sponsor must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, is unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all of the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the sponsor is not seeking approval).

If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA sponsor.

To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earliest of 30 months, settlement of the lawsuit and a decision in the infringement case that is favorable to the Section 505(b)(2) sponsor.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory patent or exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for a similar product.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

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

Pharmaceutical Insurance Coverage and Health Care Reform

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the U.S.

In March 2010, the U.S. Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Review and Approval of Medicinal Products in the E.U.

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions.

Specifically, the process governing approval of medicinal products in the E.U. generally follows the same lines as in the U.S. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the E.U.

Clinical Trial Approval

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

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

As in the U.S., similar requirements for posting clinical trial information are present in the E.U. (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

PRIME Designation in the E.U.

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

Marketing Authorization

To obtain a marketing authorization for a product under E.U. regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the E.U. Member States (either a decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the E.U., as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may also be used in certain other cases at the request of the sponsor. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the E.U., the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use, or the Standing Committee. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•	the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
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

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Regulatory Data Protection in the E.U.

In the E.U., innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the E.U. market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the E.U. and Other Jurisdictions

The E.U. also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the U.S. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the E.U., sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the E.U.

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

Pediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the E.U., sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA must determine that a company actually complied with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains a marketing authorization in all E.U. Member States, or a marketing authorization granted in the Centralized Procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the E.U. is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the E.U.’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice, or E.U. cGMP. These requirements include compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the E.U. with the intention to import the active pharmaceutical ingredients into the E.U.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the E.U. notably under Directive 2001/83EC, as amended, and E.U. Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the E.U.

Brexit and the Regulatory Framework in the U.K.

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Furthermore, while the Data Protection Act of 2018 in the U.K. that “implements” and complements the EU General Data Protection Regulation, or GDPR, is now effective in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the U.K. will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the U.K. will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the U.K. The U.K. has already determined that it considers all of the E.U. and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the E.U. and EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the U.K. privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data of individuals in the E.U., including personal health data, is governed by the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing notice to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the E.U., including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business.

Pricing Decisions for Approved Products

In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the E.U. provides options for the E.U. Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other E.U. Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the E.U. have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the E.U. The downward pressure on health care costs in general, particularly with respect to prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced E.U. Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Employees and Human Capital Resources

As of December 31, 2021, we had 24 employees, with 15 employees engaged in research and development and the remaining nine engaged in general management and administration, including finance and commercial. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards in ways that are aligned with the interests of our stockholders. We value our employees and regularly benchmark total rewards we provide, such as short- and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $33.9 million and $32.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $180.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan and proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and our ongoing Phase 2 CANAL trial and subsequent trials in each indication;
•

complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA and the Medicines and Healthcare products Regulatory Agency, or MHRA, for Haduvio for the treatment of pruritus associated with prurigo nodularis, including completing our Phase 2b/3 PRISM trial and at least one additional Phase 3 clinical trial in this indication and our continued development work in chronic cough in IPF;

•

seek regulatory and marketing approvals for Haduvio for the treatment of pruritus associated with prurigo nodularis or chronic cough in IPF or for other serious neurologically mediated conditions or for any future product candidate that successfully completes clinical trials, if any;

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

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K without additional capital. See Note 1 to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. If we are unable to obtain such funding and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our Consolidated Financial Statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relationships with third parties.

We will need substantial additional funding and if we are unable to raise sufficient capital when needed on acceptable terms or at all, we could be forced to delay, reduce or abandon our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2021 and 2020, we used net cash of $28.9 million and $29.0 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of December 31, 2021, our cash and cash equivalents were $36.8 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•	complete our ongoing Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis;
•	complete our Phase 2 CANAL trial and begin the next trial we plan to conduct for Haduvio for the treatment of chronic cough associated with IPF, which we intend to design as a Phase 2b/3 trial; and
•

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022, without giving effect to the rights of SVB under the SVB Loan Agreement if we fail to receive positive data in our Phase 2b/3 PRISM trial or fail to raise sufficient net proceeds prior to June 30, 2022 from the sale of equity securities to finance our planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and our ongoing operations, each of which we refer to as a Milestone Condition, or fail to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to the satisfaction of the Milestone Conditions. If we fail to achieve any of the Milestone Conditions and SVB cash collateralizes the amounts then owed to SVB under the SVB Loan Agreement or uses such amounts to prepay the SVB Term Loan, the period for which we will be able to fund our operating expenses and capital expenditure requirements will be significantly shorter.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing. However, such a financing may not be available to us on acceptable terms, on a timely basis or at all. In addition, under the terms of the Securities Purchase Agreements we entered into with our October 2021 Private Placements, until April 5, 2023, we are prohibited from obtaining additional financing through a variable rate transaction such as an equity line of credit. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, as well as the scope, progress, timing, costs and results of clinical trials of Haduvio for chronic cough associated with IPF and other serious neurologically mediated conditions;

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
•

the costs of commercialization activities for Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough associated with IPF, or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of pruritus associated with prurigo nodularis or chronic cough associated with IPF or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of pruritus associated with prurigo nodularis or chronic cough associated with IPF or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million, or the SVB Term Loan. In July 2021, we entered into the Loan Amendment. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month, we are required to make monthly interest payments and commencing on March 1, 2022, we will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement). The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt.

Additionally, under the Loan Amendment, if we fail to achieve the Milestone Conditions, we will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding and the final payment fee in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. In addition, if we fail to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions, we will be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. We were also required under the Loan Amendment to raise at least $15.0 million in net proceeds from the sale of equity securities from June 1, 2021 through October 31, 2021, which requirement was met through a combination of equity issuances under our ATM Sales Agreement and the proceeds from our October 2021 Private Placements.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of our cash and cash equivalents to the payment of interest on and principal of our debt, or maintain a substantial portion of our cash and cash equivalents in cash collateral accounts controlled by our lenders to secure repayment of our debt (which may be used by our lenders to prepay the debt if certain requirements relating to raising equity are not met), which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	obligating us to negative covenants restricting our activities, including the negative covenants to which we are subject under the SVB Loan Agreement; and
•	limiting our flexibility in planning for or reacting to, changes in our business and our industry.

We intend to satisfy our debt service obligations with our existing cash and cash equivalents and any additional amounts we may raise through future debt and equity financings. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, as discussed above, a failure to satisfy any Milestone Condition or to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB at any time prior to satisfaction of all of the Milestone Conditions could result in us having to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding and the final payment fee in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. Failure to pay any amount due under the SVB Loan Agreement, to comply with covenants under the SVB Loan Agreement or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations or condition (financial or otherwise) would result in an event of default. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash. In addition, the covenants under the SVB Loan Agreement and the pledge of substantially all our assets, excluding our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement), as collateral on the SVB Term Loan may limit our ability to obtain additional debt financing.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

We expect our expenses to increase substantially in connection with our planned operations, particularly as we conduct:

•	our ongoing Phase 2b/3 PRISM trial;
•	the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis;
•	our ongoing Phase 2 CANAL trial;
•	the next study we plan to conduct for Haduvio for the treatment of chronic cough associated with IPF, which we intend to design as a Phase 2b/3 trial; and
•	develop Haduvio for the treatment of other serious neurologically mediated conditions.

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

Our most advanced programs are the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and chronic cough associated with IPF, as our efforts to develop Haduvio for other serious neurologically mediated conditions are only at an early stage. As a result, if our efforts to develop and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or chronic cough associated with IPF are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of pruritus associated with prurigo nodularis and chronic cough associated with IPF, as well as for other serious neurologically mediated conditions, will depend on several factors, including the following:

•	successfully retaining subjects in and completing our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial;
•

initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and the additional clinical trials we plan to conduct for the treatment of chronic cough associated with IPF;

•	completion of other supportive clinical studies such as our planned HAL study, a potential physical dependence study and a potential TQT study;
•	demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA and other comparable regulatory authorities for marketing approval;
•	receiving timely marketing approvals from applicable regulatory authorities;
•	managing the extent and cost of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishing and maintaining arrangements with our third-party supplier of drug substance for Haduvio;
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

We are currently focused on the development and commercialization of Haduvio to treat serious neurologically mediated conditions. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic pruritus, chronic cough, and other serious neurologically mediated conditions and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of severe pruritus in prurigo nodularis or chronic cough in IPF and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication or for any other serious neurologically mediated condition will be effective or safe, obtain regulatory approval or be commercially successful.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. The clinical development of Haduvio and any future product candidate is susceptible to the risk of failure at any stage of product development and we may experience numerous unforeseen events during or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of Haduvio or any future product candidate, including:

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

•

the cost of planned clinical trials may be greater than we anticipate, as we have experienced in our Phase 2b/3 PRISM trial as we added additional sites, increased the target number of enrolled subjects as a result of the SSRE analysis, enrollment has taken longer than expected and we have used additional incentive strategies to address site activation and enrollment;

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

In addition to the above, the continued spread of COVID-19 globally could adversely affect our clinical trial operations worldwide, including our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. The COVID-19 pandemic could also result in further delays in our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Furthermore, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in IPF or for any other serious neurologically mediated condition or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of pruritus associated with prurigo nodularis is dependent upon our ability to enroll a sufficient number of subjects with this severe condition. We experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial, which have delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with prurigo nodularis or chronic cough associated with IPF, which are the same conditions for which we are or will be conducting clinical trials and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the U.S. or Europe for the treatment of pruritus associated with prurigo nodularis, many patients use various treatments off-label, such as antihistamines or gabapentin, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials. Similarly, many patients use various treatments off-label to treat chronic cough associated with IPF and these patients and their physicians may also be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021 and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in a clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study, as a result of the COVID-19 pandemic; a list of all study participants affected by COVID-19 pandemic related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, the FDA addressed questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational NDAs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

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

Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates, including controlled substances. The DEA and some states conduct periodic inspections of registered establishments that handle controlled substances. If Haduvio is classified as a controlled substance, failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing Haduvio and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of the restrictive nature of these regulations, if Haduvio is classified as a controlled substance, depending on how it is scheduled, its commercial prospects could be limited.

Results of preclinical studies and clinical trials may not be predictive of results of later clinical trials.

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or successfully advancing through Phase 1 and Phase 2 clinical trials. The results of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis may not be predictive of the results of our Phase 2b/3 PRISM trial, and the interim results of our Phase 2 CANAL trial may not be predictive of the full trial results for the Phase 2 CANAL trial or of future trials of Haduvio for the treatment of chronic cough associated with IPF. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and for the treatment of chronic cough associated with IPF. However, the development of Haduvio for these indications may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis. Sanofi has reported positive data from two Phase 3 trials of Dupixent for the treatment of prurigo nodularis and that it plans regulatory submissions around the world for this indication in 2022. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; KPL-716, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK1, receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough associated with IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil which is being developed by Algernon Pharmeceuticals. We expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, and Bellus Health. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

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

We do not independently conduct clinical trials of our product candidate. We rely and expect to continue to rely, on third parties, such as clinical research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of Haduvio and any future product candidate that we may develop. These third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work on a clinical trial. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

We also rely and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which is also subject to approval by Irish authorities. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filing and the associated reorganization plan may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of pruritus associated with prurigo nodularis, chronic cough in IPF or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

We commenced our Phase 2b/3 PRISM trial of Haduvio for the treatment of pruritus associated with prurigo nodularis and we believe we will need to conduct an additional Phase 3 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the sponsor and for which the sponsor has not received a right of reference, which could expedite the development program for Haduvio by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

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

In order to market and sell products in the E.U. and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., a product must be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize any products in any market. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any product candidates in any country. In addition, if we fail to obtain the non-U.S. approvals required to market products outside the U.S. or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of Haduvio or any future product candidate will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

We may seek PRIME Designation in the EU for Haduvio but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the EU, we may seek PRIME designation for Haduvio in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Any regulatory approval to market Haduvio in the U.S. will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of Haduvio for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of pruritus associated with prurigo nodularis and chronic cough associated with IPF. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of pruritus associated with prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough associated with IPF, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. While we have conducted, and may in the future conduct, clinical trials to evaluate the use of Haduvio to treat pruritic conditions other than pruritus associated with prurigo nodularis and cough conditions other than chronic cough associated with IPF, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021.  That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the E.U. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of E.U. Member States. Infringement of these laws could result in substantial fines and imprisonment.

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

Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, created similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

If we further expand our operations outside the U.S., we will need to dedicate additional resources to comply with U.S. laws regarding international operations and the laws and regulations in each jurisdiction in which we operate and plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of E.U. Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of any of our small molecule investigational products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book.

Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference listed drug.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. Competition that our products could face from generic versions of our products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

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

As of December 31, 2021, we had 24 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

Our shares of common stock began trading on the Nasdaq Global Market, or Nasdaq, on May 7, 2019. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our common stock and thereby affect the ability of our stockholders to sell their shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On January 10, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were provided a period of 180 calendar days, or until July 11, 2022, or the Compliance Date, to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closed at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff would provide written notification to us that we had regained compliance with the Bid Price Requirement, unless the Staff chose to exercise its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

On March 16, 2022, we received a letter from the Staff indicating that we had regained compliance with the Bid Price Requirement as of such date.

Although we were able to regain compliance with the Bid Price Requirement within the manner and time period prescribed by Nasdaq, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement or other Nasdaq continued listing requirements in the future or that we will be able to regain compliance with respect to any future deficiencies. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may submit an application to transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, in an effort to avoid delisting. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market and may therefore not be able to transfer our listing to the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

•	sales of our common stock by us, our insiders or other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems in the U.S. and other countries;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets and the impacts of the COVID-19 pandemic;
•	our obligations in connection with the SVB Term Loan;
•	our ability to maintain our listing on the Nasdaq Global Market;
•	our ability to continue as a going concern; and
•	other factors and considerations described in this “Risk Factors” section.

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

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, the trading price of our shares would likely decline. In addition, if one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the trading price and volume of our shares to decline.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. As of March 17, 2022, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-

funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Beneficial Ownership Limitations. As of February 10, 2022, the pre-funded warrants have been exercised in full.

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

As part of our October 2021 Private Placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 have been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. As discussed above, the common stock warrants issued to the Initial Private Placement Investor are subject to Beneficial Ownership Limitations. As of March 17, 2022, all of the warrants issued to the Initial Private Placement Investor and NEA in the private placements other than the pre-funded warrants remained outstanding. Although the Initial Private Placement Investor’s warrants are subject to the Beneficial Ownership Limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the Initial Private Placement Investor and NEA may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the Initial Private Placement Investor and/or NEA on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

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

Our executive officers and directors, their respective affiliates, and other holders of 10% or more of our common stock beneficially own, in the aggregate, shares representing approximately 51.4% of our common stock as of March 17, 2022. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management or the board of directors; or
•	impede a merger, consolidation, takeover, sale, other business combination or other significant corporate transaction involving us that other stockholders may desire.

Some of these persons or entities may have interests different than yours. For example, certain of these stockholders may have purchased their shares at prices substantially below the prices you paid for your shares or may have held their shares for a longer period, and they may be more interested in selling our company to an acquirer or they may want us to pursue strategies that deviate from your interests.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $169.7 million and federal research and development tax credit carryforwards of $4.6 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Section 382 of the Internal Revenue Code of 1986, as amended or the IRC, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. Due to our Series A convertible preferred stock financing in December 2012 and the shares issued in connection with our IPO in May 2019, an “ownership change” under Section 382 of the IRC occurred. As a result, our ability to use approximately $91.3 million of our net operating loss carryforwards and approximately $3.0 million of our research and development tax credits is limited. We may experience further ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If a further ownership change occurs, our ability to use our net operating loss carryforwards might be further limited. We have not conducted a detailed study to document whether our historical activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited or if our research and development tax credit carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

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

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

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

Significant outbreaks of contagious diseases, such as COVID-19, and other adverse public health developments, could have a material impact on our business operations and operating results.

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data, although all sites are now allowing in-person monitoring visits. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. In addition, the clinical sites in our ongoing Phase 2 CANAL trial for chronic cough in patients with IPF experienced delays in the enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. Although both the Phase 2 CANAL and Phase 2b/3 PRISM trials have now ended enrollment, the COVID-19 pandemic could still adversely affect our ability to retain subjects, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, or potential inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

The COVID-19 pandemic may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19 or another infectious disease, could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials. In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including allowing employees to work remotely part of the week, which could negatively affect our business.

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

Stockholders

As of March 17, 2022, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the operation, development and growth of our business. In addition, the terms of the SVB Term Loan preclude us from paying dividends and the terms of any future debt or other financing that we may obtain may also preclude us from declaring or paying dividends on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Use of Proceeds from Registered Securities

On May 9, 2019, we closed our IPO, in which we issued and sold 5,500,000 shares of common stock at a public offering price of $10.00 per share. The aggregate gross proceeds to us from our IPO offering were $55.0 million.

All the shares of stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-230745), which was declared effective by the SEC on May 7, 2019. The aggregate net proceeds to us from the IPO were approximately $48.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $6.8 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of December 31, 2021, we have used all of the net proceeds from the IPO to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and the treatment of chronic cough in patients with IPF and for general corporate purposes.

Item 6. [Reserved]

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

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in patients with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the initial targeted number of subjects in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we increased the planned trial size to 360 subjects. We completed enrollment in the trial on January 31, 2022. We expect to report top-line data in the second quarter of 2022. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF. This trial is designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom. In February 2022, we conducted an interim statistical analysis for this trial. The interim analysis (N=26) was statistically significant on the primary efficacy endpoint demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, we concluded enrollment early for our Phase 2 CANAL trial following the statistically significant efficacy results from the interim analysis. Because the trial achieved statistical significance in the interim analysis, sites were notified that they could enroll eligible subjects already in screening but that no additional recruitment was required. Approximately 40 subjects in total were enrolled in the study. We expect to report efficacy and safety data for the full set of subjects for this trial in the third quarter of 2022.

We are currently focusing our financial and operational resources on completing the Phase 2b/3 PRISM and the Phase 2 CANAL trials. After we receive top-line data from both of these trials we will evaluate additional indications for which we may choose to pursue the development of Haduvio.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2021, we had an accumulated deficit of $180.9 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or chronic cough in patients with IPF and we can provide no assurance that we will ever generate significant revenue or profits.

In May 2019, we issued and sold 5,500,000 shares of common stock in our IPO, and 1,500,000 shares of common stock in a concurrent private placement, in each case at an offering price of $10.00 per share, for combined net proceeds of $62.1 million after deducting aggregate underwriting discounts and commissions and private placement agent fees of $4.9 million and other offering expenses of $3.0 million. Upon the closing of the IPO, our preferred stock then outstanding converted into an aggregate of 10,381,234 shares of common stock.

In June 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2021 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

In August 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB pursuant to which SVB provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. In July 2021, we entered into an amendment to the SVB Loan Agreement with SVB, which we refer to as the Loan Amendment, that modified the conditions under which we will be required to cash collateralize the outstanding amounts owed to them under the SVB Loan Agreement. For further discussion of the SVB Term Loan and the Loan Amendment, see “—Liquidity and Capital Resources”.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. As of February 10, 2022, all of the pre-funded warrants had been exercised. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

As of December 31, 2021, we had cash and cash equivalents of $36.8 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements for 12 months from the date of issuance of the Consolidated Financial Statements included in this Annual Report on Form 10-K. After considering various risks and uncertainties as prescribed by Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we concluded that there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the Consolidated Financial Statements included in this Annual Report on Form 10-K without additional capital. We have based our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations on assumptions that may prove to be wrong and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis and the additional Phase 3 clinical trial we believe we will be required to conduct to support the submission of an NDA to the FDA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial and the next trial we plan to conduct for Haduvio for the treatment of chronic cough associated with IPF which we intend to design as a Phase 2b/3 trial. We also expect to incur substantial expenditures in the foreseeable future related to the development and validation of our commercial manufacturing process for Haduvio and other development activities. In addition, we may continue to incur additional expenses as a result of the COVID-19 pandemic and related clinical trial delays and interruptions.

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

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites for both our Phase 2b/3 PRISM and Phase 2 CANAL trials. The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including allowing employees to work remotely part of the week.

Components of Operating Results

Operating Expenses

Research and Development Expenses

All our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include personnel-related costs, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations, or CROs, to conduct certain research and development activities on our behalf. We do not allocate all of our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

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

Other (Expense) Income, Net

Change in Fair Value of Term Loan Derivative Liability

In connection with the SVB Term Loan, upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan will increase by 2.00%. This contingent interest rate increase represents a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjust this liability to fair value at each reporting date it remains outstanding. We recognized changes in the fair value of this term loan derivative in our statements of operations as a component of other income (expense), net.

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

Interest Expense

In August 2020, we entered into the SVB Loan Agreement under which we borrowed $14.0 million under a term loan or the SVB Term Loan. In connection with the SVB Term Loan, we recognize interest expense which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for chronic pruritus associated with prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, which we refer to together as the Phase 3 Event, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The SVB Term Loan required interest-only payments until March 2022. Commencing on March 1, 2022, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$22,984	$22,328	$656
General and administrative	9,492	10,161	(669)
Total operating expenses	32,476	32,489	(13)
Loss from operations	(32,476)	(32,489)	13
Other (expense) income:
Change in fair value of term loan derivative liability	82	(9)	91
Other expense	(375)	—	(375)
Interest income	10	178	(168)
Interest expense	(1,202)	(456)	(746)
Total other expense, net	(1,485)	(287)	(1,198)
Loss before income taxes	(33,961)	(32,776)	(1,185)
Income tax benefit	21	18	3
Net loss	$(33,940)	$(32,758)	$(1,182)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change
Clinical development expenses	$15,764	$17,587	$(1,823)
Personnel and related expenses	4,439	2,933	1,506
Consulting expenses and professional fees	1,761	1,310	451
Stock-based compensation expenses	743	360	383
Other research and development expenses	277	138	139
Total research and development expenses	$22,984	$22,328	$656

Research and development expenses for the year ended December 31, 2021 increased $0.7 million, or 2.9%, to $23.0 million from $22.3 million for the year ended December 31, 2020, primarily due to an increase in personnel-related expenses as a result of an increase in our employee headcount, including an increase in stock-based compensation associated with the increase in employee headcount. Costs associated with our clinical trials also increased along with consulting and professional fees. These increases were partially offset by decreased purchases of clinical trial supplies. For the years ended December 31, 2021 and 2020, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 decreased $0.7 million, or 6.6%, to $9.5 million from $10.2 million for the year ended December 31, 2020. The decrease was primarily due to decreased market research costs as well as lower stock-based compensation expense as a result of employee turnover, which were partially offset by higher legal and other professional fees.

Other Expense, Net

Other expense, net for the year ended December 31, 2021 increased to $1.5 million from other expense, net of $0.3 million for the year ended December 31, 2020. This change was primarily due to a $0.7 million increase in interest expense due to a full twelve months of recognition of interest expense on the SVB Term Loan as the SVB Term Loan was entered into in August 2020, as well as an increase of $0.4 million related to the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement. Also contributing to the change was a decrease in interest income of $0.2 million, primarily due to lower market interest rates and lower average cash balances. These changes in interest expense and interest income were partially offset by an increase in income of $0.1 million attributable to income being recognized in the year ended December 31, 2021 for the change in fair value of the term loan derivative liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our initial public offering, or the IPO, and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under our prior term loan. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under our prior term loan.

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

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2021, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

SVB Loan Agreement

In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. The proceeds from the SVB Term Loan may be used by us for working capital and general corporate purposes. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB receives evidence satisfactory to it that we have (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan will be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. On the first business day of each month commencing on March 1, 2022, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

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

Private Placements

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. As of February 10, 2022, all of the pre-funded warrants had been exercised. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

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

Cash Flows

As of December 31, 2021, we had cash and cash equivalents of $36.8 million. Our cash and cash equivalents are primarily held in money market accounts. The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2021	2020	Change
Net cash used in operating activities	$(28,946)	$(29,000)	$54
Net cash used in investing activities	—	(32)	32
Net cash provided by financing activities	20,775	16,720	4,055
Net decrease in cash and cash equivalents	$(8,171)	$(12,312)	$4,141

Operating Activities

During the year ended December 31, 2021, operating activities used $28.9 million of net cash, resulting from our net loss of $33.9 million, partially offset by changes in our operating assets and liabilities of $1.5 million and non-cash charges of $3.5 million. Changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a $0.3 million decrease in prepaid expenses and other current assets, a $0.8 million increase in accounts payable and a $0.3 million decrease in accrued expenses. The decrease in prepaid expenses and other current assets was primarily due to the return of a deposit associated with the completion for one of our clinical trials. The increase in accounts payable was primarily due to timing of vendor invoices. The decrease in accrued expenses and other liabilities was primarily due to decreased accruals related to non-income-based taxes and accrued consulting and professional fees partially offset by increased accruals for research, development and clinical trial work performed by our CROs. The non-cash charges for the year ended December 31, 2021 consisted primarily of stock-based compensation expense of $2.5 million, $0.6 million of accretion/accrual of term loan discounts and debt issuance costs and $0.4 million of other expense associated with the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement.

During the year ended December 31, 2020, operating activities used $29.0 million of cash, resulting from our net loss of $32.8 million, partially offset by changes in our operating assets and liabilities of $1.1 million and non-cash charges of $2.7 million. Changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of a $0.7 million decrease in prepaid expenses and other current assets, a $0.4 million increase in accounts payable and a $0.1 million decrease in accrued expenses. The decrease in prepaid expenses and other current assets was due to a refund of prepayments made to one of our vendors, which we received in the first quarter of 2020 and the application of such prepaid amounts to clinical trial activity in 2020 offset by additional prepayments made to one of our vendors, which were paid back to us in the first quarter of 2021. The increase in accounts payable was primarily due to timing of vendor invoices. The non-cash charges for the year ended December 31, 2020 consisted primarily of stock-based compensation expense of $2.4 million and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs.

Investing Activities

During the years ended December 31, 2021 and 2020, we used an insignificant amount of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $20.8 million, primarily consisting of net cash proceeds from our October 2021 Private Placements of $13.7 million and cash proceeds of $7.5 million, net of commissions, from sales of our common stock under the ATM Sales Agreement, partially offset by payments of offering costs of $0.4 million and payments of financing costs of $0.1 million associated with the First Amendment to the SVB Loan Agreement.

During the year ended December 31, 2020, net cash provided by financing activities was $16.7 million, primarily consisting of cash proceeds from the SVB Term Loan of $14.0 million and cash proceeds of $3.1 million, net of commissions, from sales of our common stock under the ATM Sales Agreement.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, the additional Phase 3 clinical trial we believe we will need to conduct to support the submission of an NDA to the FDA and MAAs to the EMA and MHRA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial and our next clinical trial that we intend to design to be a Phase 2b/3 trial as well as any additional clinical trials required to support the submission of an NDA to the FDA and MAAs to the EMA and MHRA for Haduvio for the treatment of chronic cough associated with IPF. Generally, regulatory authorities require two adequate and well-controlled studies for approval. We also expect to incur substantial expenditures in the foreseeable future related to the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities. In addition, we have incurred and may continue to incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and our ongoing Phase 2 CANAL trial, as well as any future product candidates;

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
•

the costs of commercialization activities for Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in patients with IPF or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in patients with IPF or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in patients with IPF or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

•	the extent to which we acquire or in-license rights to other potential product candidates or technologies and the terms and timing of any such acquisition or licensing arrangements;
•

our potential obligation to make milestone payments to Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, the marketing approval of a licensed product in the United States and to pay mid-single digit royalties on the net sales of the product;

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in patients with IPF or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. For example, in connection with the SVB Term Loan, we granted a security interest on all of our assets, excluding our intellectual property, agreed to a negative pledge on our intellectual property, agreed to restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change in control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates and agreed to cash collateralize the SVB Term Loan in certain circumstances. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. We are also bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the October 2021 Private Placements prohibiting us from obtaining additional financing through a variable rate transaction such as an equity line of credit. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees and non-employees for consultancy services in accordance with ASC 718, Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments, including stock options. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model for stock options with time-based vesting and is impacted by our common stock price as well as changes in assumptions regarding a number of complex and subjective variables. These variables include the expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

Warrants

We determine the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity, and then in accordance with ASC 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.

If warrants do not meet liability classification under ASC 480, we assess the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, we assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, we conclude whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date.

Fair Value Measurements

Our financial instruments have consisted of cash and cash equivalents, tax credit and other receivables, accounts payable, accrued expenses, term loans, term loan derivative liability and warrants to acquire our common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, tax credit and other receivables, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach.

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standards Update No. 2019-12 Income Taxes (Topic 740), which simplifies the accounting for income taxes. The adoption of the new guidance did not materially affect our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the year ended December 31, 2021, which could be expected to materially impact our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for emerging growth companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-21 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

4.2	Description of Registrant’s Securities (incorporated by referred to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2020)
4.3	Form of Pre-Funded Warrant dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

4.4

Form of 7-Year Common Stock Warrant dated October 5, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

4.5

Form of 3.5-Year Common Stock Warrant dated October 5, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

4.6

Form of 7-Year Common Stock Warrant dated October 18, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

4.7

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
10.8+

Trevi Therapeutics, Inc. Executive Separation Benefits and Retention Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 24, 2019)

10.9+

Employment Agreement, dated December 4, 2012, by and between the Registrant and Jennifer L. Good (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.10+

Offer Letter, dated December 4, 2012, by and between the Registrant and Thomas R. Sciascia (incorporated by referred to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2020)

10.11+

Offer Letter, dated April 23, 2018, by and between the Registrant and Christopher J. Seiter (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)”

10.12+

Offer Letter, dated June 17, 2021, by and between the Registrant and Lisa Delfini (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on August 12, 2021)

10.13+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.14

Indenture of Lease, dated February 6, 2013, by and between First Niagara Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.15

First Amendment to Lease, dated December 5, 2017, by and between the Registrant and 195 Church Street Associates, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.16†

Exclusive License Agreement, dated as of May 13, 2011, by and between the Registrant and Penwest Pharmaceuticals Co. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.17

Share Purchase Agreement, dated as of May 6, 2019, by and between the Registrant and New Enterprise Associates 16, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on May 7, 2019)

10.18

Loan and Security Agreement, dated as of August 13, 2020, between Silicon Valley Bank and Trevi Therapeutics, Inc. (incorporated by referred to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 12, 2020)

10.19

First Amendment to Loan and Security Agreement, dated July 6, 2021, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on July 7, 2021

10.20

Second Amendment to Loan and Security Agreement, dated August 13, 2021, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 10, 2021

10.21

Purchase Agreement, dated as of June 18, 2021, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 21, 2021)

10.22

Registration Rights Agreement, dated as of June 18, 2021, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 21, 2021)

10.23

Form of Securities Purchase Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.24

Form of Registration Rights Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.25

Form of Securities Purchase Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.26

Form of Registration Rights Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: March 17, 2022	By:	/s/ Jennifer Good
Jennifer Good
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Good	President and Chief Executive Officer, Director	March 17, 2022
Jennifer Good	(Principal Executive Officer)

/s/ Lisa Delfini	Chief Financial Officer	March 17, 2022
Lisa Delfini	(Principal Financial Officer)

/s/ Christopher Galletta	Controller	March 17, 2022
Christopher Galletta	(Principal Accounting Officer)

/s/ David Meeker, M.D.	Chairman of the Board	March 17, 2022
David Meeker, M.D.

/s/ James V. Cassella, Ph.D.	Director	March 17, 2022
James V. Cassella, Ph.D. /s/ Dominick Colangelo	Director	March 17, 2022
Dominick Colangelo

/s/ Michael Heffernan	Director	March 17, 2022
Michael Heffernan

/s/ Edward Mathers	Director	March 17, 2022
Edward Mathers

/s/ Anne VanLent	Director	March 17, 2022
Anne VanLent

Trevi Therapeutics, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trevi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevi Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, an accumulated deficit, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hartford, Connecticut

March 17, 2022

Trevi Therapeutics, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$36,830	$45,001
Prepaid expenses	886	1,003
Other current assets	241	265
Total current assets	37,957	46,269
Other non-current assets	334	532
Operating lease right-of-use asset	131	227
Property, equipment and leasehold improvements, net	53	103
Total assets	$38,475	$47,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,849	$2,016
Accrued expenses	3,808	3,426
Term loan	5,833	—
Term loan derivative liability	114	—
Operating lease liability	120	113
Total current liabilities	12,724	5,555
Term loan	8,652	13,954
Term loan derivative liability	—	196
Operating lease liability	24	144
Total liabilities	21,400	19,849
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued or outstanding at December 31, 2021 or December 31, 2020.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and December 31, 2020; and 28,505,804 and 18,546,786 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	29	19
Additional paid-in capital	197,963	174,240
Accumulated deficit	(180,917)	(146,977)
Total stockholders’ equity	17,075	27,282
Total liabilities and stockholders’ equity	$38,475	$47,131

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$22,984	$22,328
General and administrative	9,492	10,161
Total operating expenses	32,476	32,489
Loss from operations	(32,476)	(32,489)
Other (expense) income:
Change in fair value of term loan derivative liability	82	(9)
Other expense	(375)	—
Interest income	10	178
Interest expense	(1,202)	(456)
Total other expense, net	(1,485)	(287)
Loss before income taxes	(33,961)	(32,776)
Income tax benefit	21	18
Net loss	$(33,940)	$(32,758)
Basic and diluted net loss per common share outstanding	$(1.49)	$(1.81)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	22,841,481	18,059,011

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2019	17,834,570	$18	$168,746	$(114,219)	$54,545
Stock-based compensation	—	—	2,417	—	2,417
Issuance of common stock from exercise of stock options	18,343	—	34	—	34
Issuance of common stock from employee stock purchase plan	5,997	—	12	—	12
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	687,876	1	3,031	—	3,032
Net loss	—	—	—	(32,758)	(32,758)
Balance at December 31, 2020	18,546,786	$19	$174,240	$(146,977)	$27,282
Stock-based compensation	—	—	2,543	—	2,543
Issuance of common stock from employee stock purchase plan	42,290	—	39	—	39
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	2,895,518	3	7,092	—	7,095
Issuance of common stock to Lincoln Park Capital Fund (see Note 7)	170,088	—	375	—	375
Issuance of common stock and warrants under private placements, less issuance costs	4,225,053	4	13,674	—	13,678
Issuance of common stock from warrant exercise	2,626,069	3	—	—	3
Net loss	—	—	—	(33,940)	(33,940)
Balance at December 31, 2021	28,505,804	$29	$197,963	$(180,917)	$17,075

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(33,940)	$(32,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	47
Change in fair value of term loan derivative liability	(82)	9
Accretion/accrual of term loan discounts and debt issuance costs	599	227
Other expense related to transaction with Lincoln Park Capital Fund, LLC	375	—
Stock-based compensation	2,543	2,417
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	342	742
Accounts payable	831	417
Accrued expenses and other liabilities	336	(101)
Net cash used in operating activities	(28,946)	(29,000)
Investing activities:
Purchases of property, equipment and leasehold improvements	—	(32)
Net cash used in investing activities	—	(32)
Financing activities:
Proceeds from term loan	—	14,000
Payments of financing costs of term loan	(68)	(84)
Proceeds from at-the-market sales, net of commissions	7,505	3,135
Proceeds from exercises of stock options	—	34
Proceeds from employee stock purchase plan	39	12
Proceeds from exercises of warrants	3	—
Proceeds from sale of common stock and warrants under private placement, net of issuance costs	13,678	—
Payments of offering costs	(382)	(377)
Net cash provided by financing activities	20,775	16,720
Net decrease in cash and cash equivalents	(8,171)	(12,312)
Cash and cash equivalents at beginning of period	45,001	57,313
Cash and cash equivalents at end of period	$36,830	$45,001
Supplemental disclosure of cash flow information:
Interest paid	$603	$180
State research tax credits exchanged for cash	$18	$18
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$41	$11

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

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has financed its operations primarily through private placements of convertible preferred stock and convertible notes prior to its initial public offering (“IPO”), borrowings under its prior term loan facility, proceeds from its IPO and concurrent private placement completed in May 2019, sales of its common stock pursuant to the at-the-market Sales Agreement (the “ATM Sales Agreement”) (Note 7) with SVB Leerink LLC that the Company entered into in June 2020, the term loan facility with Silicon Valley Bank (“SVB”) that the Company entered into in August 2020 (Note 6) and the private placements completed in October 2021 (Note 7).

The Company has incurred recurring losses since inception, including net losses of $33.9 million and $32.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had cash and cash equivalents of $36.8 million compared to $45.0 million of cash and cash equivalents as of December 31, 2020. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $180.9 million as of December 31, 2021. The Company expects to continue to incur losses for the foreseeable future. As of March 17, 2022, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of December 31, 2021, will not be sufficient to fund its operating expenses and capital expenditure requirements for 12 months from the date of issuance of these Consolidated Financial Statements, even without giving effect to the potential collateralization of the outstanding SVB term loan (Note 6) and, therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect loss from operations or net loss. The Company has evaluated events occurring subsequent to December 31, 2021 for potential recognition or disclosure in the Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 13.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Consolidated Financial Statements include but are not limited to the recognition of research and development (“R&D”) expenses, the valuation of stock-based awards and the valuation allowance of deferred tax assets resulting from net operating losses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates. The inputs into the Company’s estimates also considered the economic implications of the COVID-19 pandemic on the Company’s estimates.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, other current assets, accounts payable, accrued expenses, term loans, term loan derivative liability and warrants to acquire the Company’s common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach. The warrants to acquire the Company’s common stock are not required to be accounted for at fair value.

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

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, and the basis for that measurement, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
December 31, 2021
Financial assets carried at fair value:
Money market funds (1)	$35,835	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$114

December 31, 2020
Financial assets carried at fair value:
Money market funds(1)	$44,095	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$196

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheets.

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	December 31,
	2021	2020
Financial liabilities
Balance at beginning of period	$196	$187
Change in fair value of term loan derivative liability	(82)	9
Balance at end of period	$114	$196

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

Impairment of Long-Lived Assets

ASC 360, Property, Plant, and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There was no impairment or disposal of long-lived assets during the years ended December 31, 2021 and 2020.

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the U.S., resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in the Consolidated Statements of Operations.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses.

Research and Development Expenses

All of the Company’s R&D expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include certain payroll and personnel expenses, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations (“CROs”) to conduct certain R&D activities on the Company’s behalf. The Company does not allocate its costs by each indication for which it is developing Haduvio, as a significant amount of the Company’s development activities broadly support all indications. In addition, several of the Company’s departments support the Company’s Haduvio drug candidate development program and the Company does not identify internal costs for each potential indication. The Company expenses both internal and external R&D expenses as they are incurred.

Accrued Research and Development Expenses

The Company has entered into agreements with CROs, contract manufacturing organizations (“CMOs”) and other companies that provide services in connection with the Company’s R&D activities. The Company’s R&D accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events and contracted costs. The estimated costs of R&D provided, but not yet invoiced, are included in accrued expenses on the Consolidated Balance Sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs, CMOs and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or as other non-current assets, as applicable, and are recognized as expenses as the goods are delivered or the related services are performed.

Patent Costs

All patent-related costs in connection with filing and prosecuting patent applications are expensed to general and administrative expense as incurred, as recoverability of such expenditures is uncertain.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employees for consultancy services in accordance with ASC 718, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based awards including stock options. The Company’s determination of the fair value of stock-based awards on the date of grant utilizes the Black-Scholes valuation model for stock options with time-based and performance-based vesting and is impacted by the price of its common stock as well as changes in assumptions regarding a number of subjective variables. These variables include the expected term that stock options will remain outstanding, expected common stock price volatility over the term of the stock options, risk-free interest rates and expected dividends. Changes in the variables can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require analysis and judgment to develop.

Expected Term—The expected term assumption represents the weighted average period that the stock-based awards are expected to be outstanding. The Company has elected to use the “simplified method” for estimating the expected term of its stock options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option.

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

Risk-Free Interest Rate—The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award.

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the stock option, known as the requisite service period (usually the vesting period) on a straight-line basis. For performance-based vesting, the fair value is also recognized on a straight-line basis over the requisite service period based on whether the performance conditions are probable. The Company reassesses the probability of achieving the performance conditions at each reporting date. Forfeitures are accounted for as they occur.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through December 31, 2021 and December 31, 2020. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss by the weighted average common shares outstanding during the period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding prefunded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock.

For all periods presented, shares issuable upon exercise of stock options and warrants to purchase shares of common stock have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per share are the same for each of the periods presented.

Segments

The Company has one reporting segment which is also the Company’s only operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the U.S.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted ASU No. 2019-12 Income Taxes (Topic 740), which simplifies the accounting for income taxes. The adoption of the new guidance did not affect the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the year ended December 31, 2021, which could be expected to materially impact the Company’s Consolidated Financial Statements.
3.	Leases

Effective March 1, 2013, the Company entered into a lease for office space in New Haven, CT and commencing March 1, 2018, the Company entered into the First Amendment to the lease (collectively, the “Office Space Lease”). The leased space approximates 5,600 square feet and the Office Space Lease has a term of 60 months. The Office Space Lease requires monthly payments ranging from approximately $10 to $12 through February 1, 2023 and provides for two designated months of free rent.

The incremental borrowing rate used on the Office Space Lease was 13.0%. The right-of-use asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company had no new leases during the years ended December 31, 2021 and 2020.

The Office Space Lease is an operating lease and the remaining term as of December 31, 2021 is approximately 1.2 years. The Company has no financing leases. The following table summarizes the Company’s operating lease as presented on its Consolidated Balance Sheets:

	December 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	$131	$227
Liabilities:
Operating lease liabilities, current portion	120	113
Operating lease liabilities, long term portion	24	144
Total operating lease liabilities	$144	$257

Future minimum lease payments from December 31, 2021 until the expiration of the operating lease are as follows:

2022	$131
2023	24
Total lease payments	155
Less: imputed discount rate	(11)
Carrying value of operating lease liabilities	$144

Lease expense under operating leases, including leases of office equipment, was $120 and $124 for the years ended December 31, 2021 and 2020, respectively. Lease payments made were $139 and $138 in the years ended December 31, 2021 and 2020, respectively, with such amounts reflected in the Consolidated Statements of Cash Flows in operating activities.

4.	Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements, net consist of the following:

	December 31,
	2021	2020
Computer, website development and office equipment	$45	$45
Furniture and fixtures	60	60
Leasehold improvements	130	130
	235	235
Less: Accumulated depreciation	(182)	(132)
Total property, equipment and leasehold improvements, net	$53	$103

Depreciation was $50 and $47 for the years ended December 31, 2021 and 2020, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued R&D projects	$2,303	$1,754
Accrued compensation and benefits	1,250	954
Accrued consulting and professional fees	176	560
Accrued other	79	158
Total accrued expenses	$3,808	$3,426

6.	Debt

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

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modifies the conditions under which the Company is required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company fails to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company will be required to deposit unrestricted and unencumbered cash equal to 100% of the principal amount of the SVB Term Loan then outstanding in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provides that if the Company fails to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions, the Company will be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s ATM Sales Agreement and two private placements, which took place in October 2021 (see Note 7).

The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against the Company and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including the Company’s cash. The SVB Loan Agreement also restricts the payment of dividends on the Company’s common stock.

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $40 and $9 for the years ended December 31, 2021 and 2020, respectively and is included in interest expense in the Company’s Consolidated Statements of Operations. The unamortized deferred charges totaled $76 and $48 at December 31, 2021 and 2020, respectively and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheet and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $11 and $4 for the years ended December 31, 2021 and 2020, respectively and is included in interest expense in the Company’s Consolidated Statements of Operations. At December 31, 2021 and 2020, the loan discount-financing costs unamortized balance was $12 and $23, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Consolidated Balance Sheet. At December 31, 2021 and 2020, $657 and $183 was accrued for the final payment fee, respectively.

Upon SVB receiving evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for chronic pruritus associated with prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan will increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represents a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusts this liability to fair value at each reporting date it remains outstanding, with such adjustments recorded as non-cash charges in other (expense) income, net in the Company’s Consolidated Statements of Operations. The total fair value of this liability was determined to be $114 and $196 at December 31, 2021 and 2020, respectively. The change in fair value of the term loan derivative liability as of December 31, 2021 as compared to the fair value at December 31, 2020 was $82. The term loan derivative liability is presented as a current liability in the Company’s Consolidated Balance Sheet as of December 31, 2021 and as a non-current liability as of December 31, 2020. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Consolidated Statements of Operations through the SVB Term Loan’s maturity date using the effective interest method. Such amortization was $74 and $29 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the balance of the term loan discount – interest was $84 and $158, respectively and is included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheets.

Fair values of the term loan derivative liability are estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates. For the fair value calculations of the term loan derivative liability at December 31, 2021 and 2020, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0% and the SVB Term Loan maturity date of February 1, 2024.

The Company had outstanding borrowings of $14.0 million under the SVB Term Loan as of December 31, 2021 and 2020, respectively and the term loan payable balance as presented in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 was comprised as shown below.

	December 31,
	2021	2020
Principal outstanding under term loan	$14,000	$14,000
Term loan discount-interest	(84)	(158)
Term loan discount-unamortized deferred charges	(76)	(48)
Term loan discount-financing costs, net of accretion	(12)	(23)
Term loan-final payment fee	657	183
	14,485	13,954
Less current portion	5,833	-
Term loan payable, non-current	$8,652	$13,954

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the interest rate applicable to borrowings under the SVB Term Loan was 4.25%.

	Year Ended December 31,
	2021	2020
Interest payments	$603	$231
Accrual of the final payment fee	474	183
Accretion and amortization of term loan discounts	125	42
	$1,202	$456

7.	Stockholders’ Equity

Preferred Stock

As of December 31, 2021 and 2020, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

Common Stock

As of December 31, 2021 and 2020, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, with a par value of $0.001 per share.

As of December 31, 2021 and 2020, the Company had reserved shares of common stock for future issuance as shown in the table below:

	December 31, 2021	December 31, 2020
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	665,720	921,824
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	3,400,489	2,396,922
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	470,631	327,454
Shares to be issued upon conversion of common stock warrants and prefunded warrants	20,602,244	—
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	—
	55,139,084	3,646,200

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2021, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, as described below, the Company agreed not to issue or sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022.

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

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

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

Total net proceeds from the two October private placements were $13.7 million, after deducting issuance costs of $1.1 million.

Warrant activity, including activity related to the pre-funded warrants, for the year ended December 31, 2021 is shown in the table below:

	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
			(in years)
Outstanding as of December 31, 2020	—	$—	—
Issued	23,228,313	$1.08
Exercised	(2,626,069)	$0.001
Outstanding as of December 31, 2021	20,602,244	$1.22	4.5

Only pre-funded warrants were exercised in 2021. Subsequent to December 31, 2021, the remaining pre-funded warrants to purchase 2,300,000 shares of the Company’s common stock were exercised at a price of $0.001 per share. The pre-funded and common stock warrants are classified as equity in accordance with ASC 815 given that the pre-funded and common stock warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in permanent equity.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Stock Incentive Plan (the “2012 Plan”) was 4,066,209 and 3,318,746 as of December 31, 2021 and 2020, respectively, of which 1,136,737 and 1,147,269 shares remained available for grant under the 2019 Plan, respectively. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Stock Incentive Plan (the “2012 Plan”) that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2021 and January 1, 2020, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 741,871 shares and 713,383 shares, equal to 4% of the Company’s then-outstanding common stock.

The 2012 Plan was adopted by the Company’s board of directors and stockholders. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company’s board of directors administers the 2012 Plan. In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019, that no further equity-based awards may be granted under the 2012 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of December 31, 2021 and 2020, respectively, options to purchase 2,263,752 and 1,249,653 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of December 31, 2021 and 2020, respectively, options to purchase 665,720 and 921,824 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of 450,875 stock options with performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2021, vest based on the timing and successful results of the Company’s PRISM or CANAL clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the year ended December 31, 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	2,171,477	$5.62	7.5	$185
Granted	1,475,875	$2.94
Forfeited	(445,116)	$4.30
Expired	(272,764)	$5.15
Exercised	—	$—
Outstanding as of December 31, 2021	2,929,472	$4.51	7.6	$—
Options exercisable as of December 31, 2021	1,298,540	$5.23	5.9	$—
Options unvested as of December 31, 2021	1,630,932	$3.94	8.9	$—

The weighted average grant-date fair value per share of stock options granted was $2.28 and $3.68 for the years ended December 31, 2021 and 2020, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2021 and 2020 was $2.4 million and $2.2 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 was $81. No stock options were exercised during the year ended December 31, 2021.

The assumptions that the Company used to determine the fair value of the stock options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.8%	1.2%
Expected volatility	94.0%	81.5%
Expected dividend yield	—	—
Expected life of options (in years)	6.5	6.8

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 518,918 as of December 31, 2021, of which 470,631 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of: i) 155,106 shares; plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2021 and January 1, 2020, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 185,467 shares and 178,345 shares, equal to 1% of the Company’s then-outstanding common stock.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020
General and administrative expense	$1,800	$2,057
Research and development expense	743	360
	$2,543	$2,417

As of December 31, 2021, total unrecognized compensation cost related to the unvested share-based awards was $3.8 million, which is expected to be recognized over a weighted average period of 2.1 years.
8.	Income Taxes

During each of the years ended December 31, 2021 and 2020, the Company recorded an income tax benefit related to state research and development tax credits of $21 and $18, respectively.

The components of income tax (benefit) for the years ended December 31, 2021 and 2020, are as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	(21)	(18)
	(21)	(18)
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax benefit	$(21)	$(18)

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income tax benefit—net of federal tax	6.0	6.1
Change in valuation allowance	(29.1)	(29.1)
Refundable tax credit	0.1	0.1
R&D tax credits	2.1	2.0
Effective income tax rate	0.1%	0.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Net operating loss carryforwards	$45,693	$37,048
Federal and state tax credits	4,801	4,054
Other	2,237	1,788
Deferred tax assets	52,731	42,890

Other	(35)	(61)
Deferred tax liabilities	(35)	(61)

Valuation allowance	(52,696)	(42,829)
Net deferred tax asset	$—	$—

For the years ended December 31, 2021 and 2020, the Company generated federal and state net operating losses (“NOLs”) of approximately $32.1 million and $30.8 million, respectively. At December 31, 2021 and 2020, the federal and state net operating loss balances were approximately $169.7 million and $137.6 million, respectively. The operating losses generated prior to 2018 will expire in years 2031 through 2037, unless previously utilized. The operating losses generated in 2018 or later can be carried forward indefinitely, however will only offset 80% of taxable income in a carryforward year. The Company also generated federal R&D tax credits for the years ended December 31, 2021 and 2020 of approximately $702 and $671, respectively. At December 31, 2021 and 2020, the federal R&D tax credit carryforwards were approximately $4.6 million and $3.9 million, respectively. These credits will expire in years 2032 through 2041, unless previously utilized. Due to the Series A preferred stock financing in December 2012 and the shares issued in connection with the Company’s IPO in May 2019, the Company was subject to an “ownership change” under the Code Section 382.  As a result, the Company’s ability to utilize approximately $91.3 million of its NOL carryforwards and approximately $3.0 million of research tax credits is limited.

The Company also generated state research tax credits for the years ended December 31, 2021 and 2020 of approximately $149 and $133, respectively. The Company applied to exchange a portion of these credits for cash under a state-run program. These amounts, $21 and $18 for the years ended December 31, 2021 and 2020, respectively, were recognized as current income tax benefits in the Company’s Consolidated Statements of Operations. At each of December 31, 2021 and 2020, the Company’s Consolidated Balance Sheets reflect income tax receivables of $21 and $18 respectively, related to these credits. Because of the net operating loss and research credit carryforwards, tax years 2011 through 2020 remain open to U.S. federal and state tax examinations.

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

The Company determined that operating losses it incurred since its inception on March 17, 2011, represented negative evidence sufficient to conclude a valuation allowance was necessary. As such, the Company has recorded a valuation allowance of $52.7 million and $42.8 million at December 31, 2021 and 2020, respectively, as a reserve against its net deferred tax assets. These balances reflect increases in the valuation allowance of $9.9 million and $9.5 million in 2021 and 2020, respectively, both representing an increase in net deferred tax assets.

The Company applies the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As a result of the implementation of ASC 740, the Company recognized no adjustment for unrecognized income tax benefits. The Company has not, as of yet, conducted a study of R&D tax credit carryforwards. Such a study could result in an adjustment to the Company’s R&D tax credit carryforwards; however, until a study is completed and any potential adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D tax credits and, if an adjustment is required in the future, this adjustment would be offset by a corresponding adjustment to the valuation allowance. For the years ended December 31, 2021 and 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

9.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2021	2020
Net loss	$(33,940)	$(32,758)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	22,841,481	18,059,011
Basic and diluted net loss per common share outstanding	$(1.49)	$(1.81)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. The Company determined the exercise price of the warrant was nominal and, as such, have considered the 4,926,069 shares underlying the pre-funded warrants to be outstanding effective on October 5, 2021, for the purposes of calculating basic EPS.

The Company’s potential dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of December 31, 2021 and 2020, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of December 31,
	2021	2020
Stock Options	2,929,472	2,171,477
Warrants	20,602,244	—
	23,531,716	2,171,477

10.	Collaborative and Licensing Agreements

The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy.

Endo Pharmaceuticals Inc.

In May 2011, the Company entered into an agreement with Penwest Pharmaceuticals Co., which subsequently merged into its parent, Endo Pharmaceuticals Inc. (“Endo”), for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Endo to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

Under the license agreement, the Company paid Endo a non-creditable, non-refundable upfront license fee. The Company may also become obligated to make milestone payments to Endo of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, such as the Phase 2b/3 PRISM trial, and $0.8 million, which would become due upon the marketing approval of a licensed product in the U.S. and to pay mid-single-digit royalties based on net sales of the licensed products by the Company, its affiliates and sublicensees. In addition, the Company is obligated to pay Endo a low-to-mid double-digit percentage of certain income it receives from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Upon termination of the agreement, the Company must transfer to Endo all regulatory filings and approvals relating to the development, manufacture or commercialization of the licensed products and all trademarks, other than the Company’s corporate trademarks, then being used in connection with the licensed products. If the agreement is terminated under certain specified circumstances, the Company will be deemed to have granted Endo a perpetual, royalty-free (except for pass-through payments to third parties), worldwide, exclusive, sublicensable license, under any improvements the Company made to the licensed know-how and any related patent rights the Company has, to manufacture and commercialize the licensed products.
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

The Company also has commitments under lease and licensing agreements (Note 3 and Note 10).
12.	Retirement Plan

In March 2013, the Company adopted and became a participating employer of a multiple employer defined contribution retirement plan that complies with Section 401(k) of the Code. All eligible employees of the Company are able to immediately participate in the plan (with an entry date of the first day of any month), with no minimum service requirement. The 401(k) plan provides that the Company make non-discretionary matching contributions of 50% of the first 6% of elective contributions. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer match contribution portion of their accounts, as well as any earnings thereon, is based on years of credited service, vesting over a four-year period, with 25% vesting per completed year. The Company’s expense under the 401(k) plan, representing its employer matching contributions and additional contributions in accordance with regulatory compliance requirements, totaled $96 and $68 for the years ended December 31, 2021 and 2020, respectively.
13.	Subsequent Events

On January 10, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the prior 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company was provided a period of 180 calendar days, or until July 11, 2022 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closed at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff would provide written notification to the Company that it had regained compliance with the Bid Price Requirement, unless the Staff chose to exercise its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

On March 16, 2022, the Company received a letter from the Staff indicating that it had regained compliance with the Bid Price Requirement as of such date.

Although the Company was able to regain compliance with the Bid Price Requirement within the manner and time period prescribed by Nasdaq, there can be no assurance that the Company will be able to maintain compliance with the Bid Price Requirement or other Nasdaq continued listing requirements in the future or that the Company will be able to regain compliance with respect to any future deficiencies.