Form 10-Q
period 2022-03-31
Trevi Therapeutics, Inc.
filed 2022-05-12
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 38,685,600 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

our ongoing clinical trials, including our Phase 2b/3 PRISM trial of Haduvio (nalbuphine ER) for the treatment of pruritus associated with prurigo nodularis and our Phase 2 CANAL trial for the treatment of chronic cough in adults with idiopathic pulmonary fibrosis, or IPF;

•

our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis, for the treatment of chronic cough in adults with IPF, or for other serious neurologically mediated conditions;

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

•

Our existing indebtedness, together with our other financial obligations and contractual commitments, could adversely affect our financial condition and restrict our future operations.  For instance, if we fail to receive positive data in either our Phase 2b/3 PRISM trial or Phase 2 CANAL trial by December 31, 2022, then under our loan facility with Silicon Valley Bank, or SVB, which loan facility we refer to as the SVB Term Loan, we will be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account controlled by SVB, which can be used by SVB to prepay the SVB Term Loan at any time and would reduce the amounts available to fund working capital, capital expenditures, product development efforts and general corporate purposes.

•

We are dependent on the successful development and commercialization of Haduvio, our sole product candidate. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize Haduvio or if we experience significant delays in doing so, our business would be substantially harmed.

•

We have experienced delays and difficulties in the enrollment of subjects in our clinical trials in the past, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial. If we experience delays or difficulties in the enrollment of subjects in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll subjects with pruritus associated with prurigo nodularis or chronic cough associated with IPF and subjects are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat pruritus associated with prurigo nodularis and chronic cough associated with IPF and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

•

The interim results of our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF may not be predictive of the full trial results for the Phase 2 CANAL trial or any future trials of Haduvio for the treatment of chronic cough in adults with IPF.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$29,113	$36,830
Prepaid expenses	477	886
Other current assets	249	241
Total current assets	29,839	37,957
Other non-current assets	398	334
Operating lease right-of-use asset	107	131
Property, equipment and leasehold improvements, net	42	53
Total assets	$30,386	$38,475
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,738	$2,849
Accrued expenses	3,881	3,808
Term loan	7,000	5,833
Term loan derivative liability	125	114
Operating lease liability	123	120
Total current liabilities	12,867	12,724
Term loan	7,056	8,652
Operating lease liability	—	24
Total liabilities	19,923	21,400
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; and 30,805,804 and 28,505,804 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	31	29
Additional paid-in capital	198,678	197,963
Accumulated deficit	(188,246)	(180,917)
Total stockholders’ equity	10,463	17,075
Total liabilities and stockholders’ equity	$30,386	$38,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$4,645	$5,589
General and administrative	2,380	2,500
Total operating expenses	7,025	8,089
Loss from operations	(7,025)	(8,089)
Other (expense) income:
Change in fair value of term loan derivative liability	(11)	(6)
Interest income	4	3
Interest expense	(302)	(294)
Total other expense, net	(309)	(297)
Loss before income taxes	(7,334)	(8,386)
Income tax benefit	5	15
Net loss	$(7,329)	$(8,371)
Basic and diluted net loss per common share outstanding	$(0.24)	$(0.43)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	30,805,804	19,417,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2021	28,505,804	$29	$197,963	$(180,917)	$17,075
Stock-based compensation	—	—	737	—	737
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(22)	—	(22)
Issuance of common stock from warrant exercise	2,300,000	2	—	—	2
Net loss	—	—	—	(7,329)	(7,329)
Balance at March 31, 2022	30,805,804	$31	$198,678	$(188,246)	$10,463

Balance at December 31, 2020	18,546,786	$19	$174,240	$(146,977)	$27,282
Stock-based compensation	—	—	718	—	718
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,367,621	1	4,055	—	4,056
Net loss	—	—	—	(8,371)	(8,371)
Balance at March 31, 2021	19,914,407	$20	$179,013	$(155,348)	$23,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(7,329)	$(8,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	13
Change in fair value of term loan derivative liability	11	6
Accretion/accrual of term loan discounts and debt issuance costs	154	145
Stock-based compensation	737	718
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	420	679
Accounts payable	(1,110)	(1,215)
Accrued expenses and other liabilities	14	447
Net cash used in operating activities	(7,092)	(7,578)
Financing activities:
Repayments of term loan	(583)	—
Proceeds from at-the-market sales, net of commissions	—	4,178
Proceeds from exercises of warrants	2	—
Payments of offering costs	(44)	(31)
Net cash (used in) provided by financing activities	(625)	4,147
Net decrease in cash and cash equivalents	(7,717)	(3,431)
Cash and cash equivalents at beginning of period	36,830	45,001
Cash and cash equivalents at end of period	$29,113	$41,570

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

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States (“U.S.”) and Europe. The κ- and μ-opioid receptors are known to be critical mediators of itch, cough and certain movement disorders. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes or blocks, the μ-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”).

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to March 31, 2022 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 11.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2022 and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021.  The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim period or any future year or period.

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

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and the basis for that measurement, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
March 31, 2022
Financial assets carried at fair value:
Money market funds (1)	$28,117	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$125

December 31, 2021
Financial assets carried at fair value:
Money market funds(1)	$35,835	$—	$—

Financial liabilities carried at fair value:
Term loan derivative liability	$—	$—	$114

(1) Included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	March 31, 2022	December 31, 2021
Financial liabilities
Balance at beginning of period	$114	$196
Change in fair value of term loan derivative liability	11	(82)
Balance at end of period	$125	$114

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

Research and Development (“R&D”) Expenses

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

Accrued R&D Expenses

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through March 31, 2022 and December 31, 2021. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss by the weighted average common shares outstanding during the period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock.

For all periods presented, shares issuable upon exercise of stock options and warrants to purchase shares of common stock (other than pre-funded warrants) have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per share are the same for each of the periods presented.

Segments

The Company has one reporting segment which is also the Company’s only operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the U.S.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the three months ended March 31, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the three months ended March 31, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.
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

The incremental borrowing rate used on the Office Space Lease was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company had no new leases during the three months ended March 31, 2022.

The Office Space Lease is an operating lease and the remaining term as of March 31, 2022 is approximately 1.0 year. The Company has no financing leases. The following table summarizes the Company’s operating lease as presented on its Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	$107	$131
Liabilities:
Operating lease liabilities, current portion	123	120
Operating lease liabilities, long term portion	—	24
Total operating lease liabilities	$123	$144

Future minimum lease payments from March 31, 2022 until the expiration of the operating leases are as follows:

2022	$106
2023	24
Total lease payments	130
Less: imputed discount rate	(7)
Carrying value of operating lease liabilities	$123

Lease expense under operating leases, including leases of office equipment, was $39 and $30 for the three months ended March 31, 2022 and 2021, respectively. Lease payments made in the three months ended March 31, 2022 and 2021 were $35 and $34, respectively, with such amounts reflected in the Condensed Consolidated Statements of Cash Flows in operating activities.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued R&D projects	$2,937	$2,303
Accrued compensation and benefits	495	1,250
Accrued consulting and professional fees	372	176
Accrued other	77	79
Total accrued expenses	$3,881	$3,808

5.	Debt

Silicon Valley Bank Term Loan

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, as lender (“SVB”), pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). Commencing on March 1, 2022 and on the first business day of each month thereafter, the Company is required to make monthly interest payments and the Company will be required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the SVB Loan Agreement).

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modified the conditions under which the Company was required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company failed to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company would be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could be used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provided that if the Company failed to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions (the “Minimum Required Cash”), the Company would be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s ATM Sales Agreement and two private placements, which took place in October 2021 (see Note 6).

On April 11, 2022, the Company and SVB entered into a Third Amendment to the SVB Loan Agreement. Refer to Note 11 for additional information.

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $17 and $6 for the three months ended March 31, 2022 and 2021, respectively and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. The unamortized deferred charges totaled $59 and $76 at March 31, 2022 and December 31, 2021, respectively, and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $2 and $3 for the three months ended March 31, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. At March 31, 2022 and December 31, 2021, the loan discount-financing costs balance was $10 and $12, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. Accrual of this final payment fee totaled $117 and $118 for the three months ended March 31, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Operations. At March 31, 2022 and December 31, 2021, $774 and $657 was accrued for the final payment fee, respectively.

Upon SVB receiving evidence satisfactory to it that the Company has (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for chronic pruritus associated with prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan will increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represents a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusts this liability to fair value at each reporting date it remains outstanding, with such adjustments recorded as non-cash charges in other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations. The total fair value of this liability was determined to be $125 and $114 at March 31, 2022 and December 31, 2021, respectively. The change in fair value of the term loan derivative liability as of March 31, 2022 as compared to the fair value at December 31, 2021 was $11. The term loan derivative liability is presented as a current liability on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.  Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Operations through the SVB Term Loan’s maturity date using the effective interest method. Such amortization was $18 and $18 in the three months ended March 31, 2022 and 2021, respectively.  At March 31, 2022 and December 31, 2021, the balance of the term loan discount – interest was $66 and $84, respectively, and is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

Fair values of the term loan derivative liability are estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates. For the fair value calculations of the term loan derivative liability at March 31, 2022 and December 31, 2021, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0% and the SVB Term Loan maturity date of February 1, 2024.

As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings of $13.4 million and $14.0 million, respectively, under the SVB Term Loan and the term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 was comprised as shown below.

	March 31, 2022	December 31, 2021
Principal outstanding under term loan	$13,417	$14,000
Term loan discount-interest	(66)	(84)
Term loan discount-unamortized deferred charges	(59)	(76)
Term loan discount-financing costs, net of accretion	(10)	(12)
Term loan-final payment fee	774	657
	14,056	14,485
Less current portion	7,000	5,833
Term loan payable, non-current	$7,056	$8,652

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the interest rate applicable to borrowings under the SVB Term Loan was 4.25%.

	Three Months Ended March 31,
	2022	2021
Interest payments	$148	$149
Accrual of the final payment fee	117	118
Accretion and amortization of term loan discounts	37	27
	$302	$294

6.	Stockholders’ Equity

As of March 31, 2022 and December 31, 2021, the Company had reserved shares of common stock for future issuance as shown in the table below:

	March 31, 2022	December 31, 2021
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	663,089	665,720
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	4,543,352	3,400,489
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	755,689	470,631
Shares to be issued upon exercise of common stock warrants and pre-funded warrants	18,302,244	20,602,244
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	30,000,000
	54,264,374	55,139,084

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020. During the three months ended March 31, 2021, the Company issued and sold an aggregate of 1,367,621 shares of common stock for gross proceeds of $4.4 million, before deducting estimated commissions and allocated fees of $0.3 million. No sales were made during the three months ended March 31, 2022.  As of March 31, 2022, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

Equity Purchase Agreement

On June 18, 2021, the Company entered into a common stock purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The LPC Purchase Agreement provides that, subject to the terms and conditions therein, the Company has the right, but not the obligation, to sell, at its discretion, to Lincoln Park up to $15.0 million of shares of common stock over a 24-month period commencing on July 23, 2021. In addition, under the LPC Purchase Agreement, the Company issued 170,088 shares of common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the LPC Purchase Agreement. The purchase price per share of the shares sold will be based on the market prices prevailing immediately preceding the time of sale as computed under the LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. Under the terms of the October 2021 private placements described below, the Company agreed to not issue or sell additional shares under the LPC Purchase Agreement on or prior to April 6, 2023.

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

Total net proceeds from the two October private placements were $13.7 million, after deducting issuance costs of $1.1 million.

Warrant activity, including activity related to the pre-funded warrants, for the three months ended March 31, 2022 is shown in the table below:

	Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	20,602,244	$1.22
Exercised	(2,300,000)	$0.001
Outstanding as of March 31, 2022	18,302,244	$1.37

As of March 31, 2022, all of the pre-funded warrants had been exercised to purchase shares of the Company’s common stock at the exercise price of $0.001 per share. The pre-funded and common stock warrants are classified as equity in accordance with ASC 815 given that the pre-funded and common stock warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in permanent equity.

On April 11, 2022, the Company issued common stock and pre-funded warrants to purchase common stock in a private placement. Refer to Note 11 for additional information. On April 11, 2022, common stock warrants to purchase approximately 3.3 million shares of common stock were exercised, which provided $4.5 million in cash proceeds to the Company. Such warrants had been issued in the October 2021 private placements and were set to expire on April 5, 2025.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Stock Incentive Plan (the “2012 Plan”) was 5,206,441 as of March 31, 2022, of which 1,141,850 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 1,140,232 shares and 741,871 shares, equal to 4% of the Company’s then-outstanding common stock.

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

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of March 31, 2022 and December 31, 2021, respectively, options to purchase 3,401,502 shares and 2,263,752 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of March 31, 2022 and December 31, 2021, respectively, options to purchase 663,089 and 665,720 shares of common stock, were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of stock options to purchase 450,875 shares of common stock with performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2021, vest based on the timing and successful results of the Company’s PRISM or CANAL clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the three months ended March 31, 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	2,929,472	$4.51
Granted	1,137,750	$0.51
Forfeited	(2,631)	$1.43
Expired	—	$—
Exercised	—	$—
Outstanding as of March 31, 2022	4,064,591	$3.39
Options exercisable as of March 31, 2022	1,490,880	$5.12
Options unvested as of March 31, 2022	2,573,711	$2.39

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 803,976 as of March 31, 2022, of which 755,689 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 285,058 shares and 185,467 shares, in each case equal to 1% of the Company’s then-outstanding common stock.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
General and administrative expense	$477	$545
Research and development expense	260	173
	$737	$718

7.	Income Taxes

During the three months ended March 31, 2022 and 2021, the Company maintained a full valuation allowance on deferred tax assets. The amounts recorded for income taxes during the three months ended March 31, 2022 and 2021 were to align the Company’s estimates for its state research and development credits in each given year.
8.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2022	2021
Net loss	$(7,329)	$(8,371)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	30,805,804	19,417,038
Basic and diluted net loss per common share outstanding	$(0.24)	$(0.43)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock.

The Company’s potential dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of March 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of March 31,
	2022	2021
Stock Options	4,064,591	3,245,201
Warrants	18,302,244	—
	22,366,835	3,245,201

9.	Collaborative and Licensing Agreements

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

Upon termination of the agreement, the Company must transfer to Endo all regulatory filings and approvals relating to the development, manufacture or commercialization of the licensed products and all trademarks, other than the Company’s corporate trademarks, then being used in connection with the licensed products. If the agreement is terminated under certain specified circumstances, the Company will be deemed to have granted Endo a perpetual, royalty-free (except for pass-through payments to third parties), worldwide, exclusive, sublicensable license under any improvements the Company made to the licensed know-how and any related patent rights the Company has to manufacture and commercialize the licensed products.

10.	Commitments and Contingencies

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

The Company also has commitments under lease and licensing agreements (Note 3 and Note 9).
11.	Subsequent Events

Financing

On April 6, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”).  Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. New Enterprise Associates 16, L.P., an existing stockholder of the Company and a related party (“NEA”), as well as an affiliate of NEA, participated in the offering.

Registration Rights Agreement

On April 6, 2022, in connection with the April 2022 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the purchasers, pursuant to which the Company agreed to register for resale the shares issued in the private placement, as well as the shares of common stock issuable upon exercise of the pre-funded warrants. Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale by the purchasers of the shares and pre-funded warrant shares within 30 days following the date the Registration Rights Agreement was entered into.   The registration statement was filed on May 2, 2022 and was declared effective on May 11, 2022.

Loan Amendment

On April 6, 2022, the Company and SVB entered into a Third Amendment (the “Third Amendment”) to the Loan and Security Agreement, dated as of August 13, 2020, by and between the Company and SVB, as amended to date (the “Loan Agreement”). The Third Amendment principally modified the conditions under which the Company is required to cash collateralize all outstanding amounts owed to SVB under the Loan Agreement. As a result of the Third Amendment, when the Company raised $45.0 million in net proceeds from the sale of equity securities (the “2022 Equity Event”), the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash terminated. The closing of the April 2022 Private Placement constituted the 2022 Equity Event. Upon the Company’s achievement of the 2022 Equity Event, the cash collateralization requirement under the Loan Agreement will instead be triggered if the Company does not receive positive final data by December 31, 2022 from either its ongoing Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or its Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF. In addition, the Third Amendment modifies the interest rate on the principal amount outstanding under the Loan Agreement. As a result of the Third Amendment, amounts outstanding under the Loan Agreement accrue interest at a floating per annum rate equal to (i) prior to the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 1.00% and (B) 4.25%, and (ii) upon and after the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 3.00% and (B) 6.25%.

Warrant Exercises

On April 11, 2022, common stock warrants to purchase approximately 3.3 million shares of common stock were exercised, which provided $4.5 million in cash proceeds to the Company. Such warrants had been issued in the October 2021 private placements and were set to expire on April 5, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 17, 2022. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

We are conducting a Phase 2b/3 clinical trial of Haduvio, which we refer to as the Phase 2b/3 PRISM trial, in adults with severe pruritus associated with prurigo nodularis. The Phase 2b/3 PRISM trial is a randomized, double-blind, placebo controlled, two-arm treatment study that is designed to evaluate the safety and anti-pruritic efficacy of Haduvio in patients in the United States and Europe. In accordance with the protocol for the Phase 2b/3 PRISM trial, we conducted a sample size re-estimation, or SSRE, analysis in July 2020, following such time as approximately 45% of the initial targeted number of subjects in the trial were evaluable for the primary endpoint. Based on the analysis, the independent Data Monitoring Committee, or DMC, recommended that the Phase 2b/3 PRISM trial should continue and that the trial size should increase from an initial enrollment target of 240 to 360 subjects, which maintains the statistical power for the primary endpoint. Based on the DMC’s recommendation, we increased the planned trial size to 360 subjects. We completed enrollment in the trial on January 31, 2022. We expect to report top-line data in the second quarter of 2022. If the Phase 2b/3 PRISM trial is successful, we expect that we will use the Phase 2b/3 PRISM trial and an additional Phase 3 clinical trial that we believe we will need to conduct to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of pruritus associated with prurigo nodularis.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in adults with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in adults with IPF. This trial was originally designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom. In February 2022, we conducted an interim statistical analysis for this trial. The interim analysis (N=26) was statistically significant on the primary efficacy endpoint demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, in light of the statistically significant efficacy results from the interim analysis, we concluded enrollment early for our Phase 2 CANAL trial. In total, we enrolled approximately 40 subjects in the study. We expect to report efficacy and safety data for the full set of subjects for this trial in the third quarter of 2022.

We are currently focusing our financial and operational resources on completing the Phase 2b/3 PRISM and the Phase 2 CANAL trials and preparing for the initiation of the next trial of Haduvio for the treatment of chronic cough in adults with IPF. After we receive top-line data from both of these trials, we will evaluate additional indications for which we may choose to pursue the development of Haduvio.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2022, we had an accumulated deficit of $188.2 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of pruritus associated with prurigo nodularis or chronic cough in adults with IPF and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of March 31, 2022, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, as described below, we agreed to not issue and sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022.

In August 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. In July 2021 and April 2022, we entered into amendments to the SVB Loan Agreement with SVB, which we refer to as the Loan Amendments, that modified the conditions under which we will be required to cash collateralize the outstanding amounts owed to them under the SVB Loan Agreement. For further discussion of the SVB Term Loan and the Loan Amendments, see “—Liquidity and Capital Resources”.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. As of February 10, 2022, all of the pre-funded warrants had been exercised. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of May 12, 2022, warrants to purchase 3,299,270 shares of common stock that were to expire on April 5, 2025 have been exercised.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full.

As of March 31, 2022, we had cash and cash equivalents of $29.1 million. In April 2022, we received approximately $55.0 million in gross proceeds from the April 2022 Private Placement and $4.5 million in proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements. We believe that our existing cash and cash equivalents, including the proceeds from the April 2022 Private Placement and the proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements, will enable us to fund our operating expenses and capital expenditure requirements for at least

12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial in patients with pruritus associated with prurigo nodularis and the additional Phase 3 clinical trial we believe we will be required to conduct to support the submission of a NDA to the FDA for Haduvio for the treatment of pruritus associated with prurigo nodularis, our ongoing Phase 2 CANAL trial and the next trial we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA. We also expect to incur substantial expenditures in the foreseeable future related to the development and validation of our commercial manufacturing process for Haduvio and other development activities. In addition, we may continue to incur additional expenses as a result of the COVID-19 pandemic and related clinical trial delays and interruptions.

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

The COVID-19 pandemic may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19 or another infectious disease could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials.

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

We expect our research and development expenses to increase over the next few years as we pursue our development program, pursue regulatory approval of Haduvio in the U.S., Europe and other jurisdictions outside the U.S. and prepare for a possible commercial launch of Haduvio. Predicting the timing or the cost to conduct our Haduvio development program and prepare for a possible commercial launch of Haduvio is difficult and delays may occur because of many factors including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or if we experience significant delays in enrollment in any of our clinical trials, whether as a result of the COVID-19 pandemic or otherwise, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if Haduvio will receive regulatory approval in the U.S. or elsewhere with any certainty.

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

Other (Expense) Income, Net

Change in Fair Value of Term Loan Derivative Liability

In connection with the SVB Term Loan, prior to the Third Amendment (as defined below) to the SVB Loan Agreement, as discussed below, upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan would increase by 2.00%. This contingent interest rate increase represented a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification or ASC, 815, Derivatives and Hedging and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjust this liability to fair value at each reporting date it remains outstanding. We recognized changes in the fair value of this term loan derivative in our statements of operations as a component of other income (expense), net.

Interest Income

Interest income consists of interest earned from money market funds on our cash and cash equivalents.

Interest Expense

In August 2020, we entered into the SVB Loan Agreement under which we borrowed $14.0 million under the SVB Term Loan. In connection with the SVB Term Loan, we recognize interest expense which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan. Prior to the Third Amendment to the SVB Loan Agreement, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for chronic pruritus associated with prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, which we refer to together as the Phase 3 Event, the interest rate under the SVB Term Loan would be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%.

On April 6, 2022, we entered into the Third Amendment to the SVB Loan Agreement, or the Third Amendment. Under the Third Amendment, amounts outstanding under the SVB Loan Agreement will accrue interest at a floating per annum rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$4,645	$5,589	$(944)
General and administrative	2,380	2,500	(120)
Total operating expenses	7,025	8,089	(1,064)
Loss from operations	(7,025)	(8,089)	1,064
Other (expense) income:
Change in fair value of term loan derivative liability	(11)	(6)	(5)
Interest income	4	3	1
Interest expense	(302)	(294)	(8)
Total other expense, net	(309)	(297)	(12)
Loss before income taxes	(7,334)	(8,386)	1,052
Income tax benefit	5	15	(10)
Net loss	$(7,329)	$(8,371)	$1,042

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Clinical development expenses	$3,066	$3,811	$(745)
Personnel and related expenses	1,089	1,176	(87)
Stock-based compensation expenses	260	173	87
Consulting expenses and professional fees	180	404	(224)
Other research and development expenses	50	25	25
Total research and development expenses	$4,645	$5,589	$(944)

Research and development expenses for the three months ended March 31, 2022 decreased to $4.6 million from $5.6 million for the corresponding period in 2021, primarily due to decreased clinical trial subject recruitment costs. Our consulting expenses and professional fees declined as well due to a reduction in our use of consulting services and the non-recurrence of professional recruiting fees related to hirings in the prior year period. For the periods presented, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 decreased to $2.4 million from $2.5 million for the corresponding period in 2021. The decrease was primarily due to lower legal fees as a result of the timing of certain intellectual property filings.

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

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of March 31, 2022 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, we agreed to not issue or sell additional shares under the ATM Sales

Agreement on or prior to January 4, 2022. During the three months ended March 31, 2022, the Company had no sales of shares of common stock under the ATM Sales Agreement.

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

SVB Loan Agreement

In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. Commencing on March 1, 2022 and on the first business day of each month thereafter, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

On July 6, 2021, we and SVB entered into the First Amendment to the SVB Loan Agreement, or the First Amendment. The First Amendment modified the conditions under which we are required to cash collateralize outstanding amounts owed to SVB under the SVB Loan Agreement. Under the First Amendment, if we failed to receive positive data in our Phase 2b/3 PRISM trial or, prior to June 30, 2022, failed to raise sufficient net proceeds from the sale of equity securities to finance our planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and our ongoing operations, each of which we refer to as a Milestone Condition, we would be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could be used by SVB to prepay the SVB Term Loan at any time. In addition, the First Amendment provided that if we failed to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB, or the Minimum Required Cash, at any time prior to the satisfaction of all the Milestone Conditions, we would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. We would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if we did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. We satisfied this equity funding condition through a combination of equity issuances under our ATM Sales Agreement and the proceeds from the October 2021 Private Placements.

On April 6, 2022, we entered into the Third Amendment to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which we are required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. As a result of the Third Amendment, upon the closing of the April 2022 Private Placement, our obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash terminated and the cash collateralization requirement under the SVB Loan Agreement will instead be triggered if we do not receive positive final data by December 31, 2022 from either our ongoing Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF. In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the SVB Loan Agreement, as discussed above under “–Interest Expense.”

Private Placements

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements (i) an aggregate of 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. As of February 10, 2022, all of the pre-funded warrants had been exercised. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of May 12, 2022, common stock warrants to purchase 3,299,270 shares of common stock that were to expire on April 5, 2025 have been exercised.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full.

Cash Flows

As of March 31, 2022, we had cash and cash equivalents of $29.1 million.  Our cash and cash equivalents are primarily held in money market accounts. The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(7,092)	$(7,578)	$486
Net cash (used in) provided by financing activities	(625)	4,147	(4,772)
Net decrease in cash and cash equivalents	$(7,717)	$(3,431)	$(4,286)

Operating Activities

During the three months ended March 31, 2022, operating activities used $7.1 million of net cash, resulting from our net loss of $7.3 million and net changes in our operating assets and liabilities of $0.7 million, offset by non-cash charges of $0.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs.  Changes in our operating assets and liabilities consisted of a $1.1 million decrease in accounts payable, a $0.4 million decrease in prepaid expenses and other current assets and an immaterial increase in accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments of our corporate insurance policies. The immaterial increase in accrued expenses and other liabilities was primarily due to increased accruals for research, development and clinical trial work performed by our CROs, partially offset by a decrease in accrued compensation and benefits.

During the three months ended March 31, 2021, operating activities used $7.6 million of cash, resulting from our net loss of $8.4 million and net changes in our operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $0.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million and $0.1 million of accretion/accrual of term loan discounts and debt issuance costs. Changes in our operating assets and liabilities consisted of a $1.2 million decrease in accounts payable, a $0.7 million decrease in prepaid expenses and other current assets and a $0.4 million increase in accrued expenses. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments of our corporate insurance policies and our research, development and clinical trial work performed by our CROs and other vendors. The increase in accrued expenses was primarily due to increased accruals for research, development and clinical trial work performed by our CROs, partially offset by a decrease in accrued compensation and benefits.

Investing Activities

During the three months ended March 31, 2022 and 2021, no cash was provided by or used in investing activities.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $0.6 million, primarily consisting of repayments of $0.6 million on the SVB Term Loan and by payments of offering costs of less than $0.1 million, slightly offset by proceeds received from the exercise of warrants.

During the three months ended March 31, 2021, net cash provided by financing activities was $4.1 million, consisting of gross cash proceeds of $4.4 million from sales of our common stock under the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $0.3 million.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2b/3 PRISM trial, the additional Phase 3 clinical trial we believe we will need to conduct to support the submission of an NDA to the FDA and MAAs to the EMA and MHRA for Haduvio for the treatment of pruritus associated with prurigo nodularis if the PRISM trial is successful, our ongoing Phase 2 CANAL trial and our next clinical trial that we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA, if the CANAL trial is successful, as well as any additional clinical trials required to support the submission of an NDA to the FDA and MAAs to the EMA and MHRA for Haduvio for the treatment of chronic cough in adults with IPF. Generally, regulatory authorities require two adequate and well-controlled studies for approval. We also expect to incur substantial expenditures in the foreseeable future related to the costs of commercialization activities, including manufacturing capabilities, for Haduvio and other development activities. In addition, we have incurred and may continue to incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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
•

the costs of commercialization activities for Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

•	the extent to which we acquire or in-license rights to other potential product candidates or technologies and the terms and timing of any such acquisition or licensing arrangements;
•

our potential obligation to make milestone payments to Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the United States, as well as our potential obligations to pay Endo mid-single digit royalties on the net sales of the product;

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

We believe that our existing cash and cash equivalents, including the proceeds from our April 2022 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of pruritus associated with prurigo nodularis or for the treatment of chronic cough in adults with IPF or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. For example, in connection with the SVB Term Loan, we granted a security interest on all of our assets, excluding our intellectual property, agreed to a negative pledge on our intellectual property, agreed to restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change in control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates and agreed to cash collateralize the SVB Term Loan in certain circumstances. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. We are also bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the October 2021 Private Placements prohibiting us from obtaining additional financing through a variable rate transaction such as an equity line of credit. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 are the most important to understanding and evaluating our reported financial results. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the three months ended March 31, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements during the three months ended March 31, 2022 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $7.3 million and $33.9 million for the three months ended March 31, 2022 and for the year ended December 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $188.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan, proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements, proceeds from the private placement we completed in April 2022, or the April 2022 Private Placement, and proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b/3 PRISM trial and our ongoing Phase 2 CANAL trial and subsequent trials in each indication;
•

complete other development work required for the filing of a NDA with the FDA, and the filing of marketing authorization applications, or MAAs, with the EMA and the MHRA, for Haduvio for the treatment of pruritus associated with prurigo nodularis, including completing our Phase 2b/3 PRISM trial and at least one additional Phase 3 clinical trial in this indication and our continued development work in chronic cough in IPF;

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2022 and the year ended December 31, 2021, we used net cash of $7.1 million and $28.9 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of March 31, 2022, our cash and cash equivalents were $29.1 million. In April 2022, we closed the April 2022 Private Placement with gross proceeds of $55.0 million. In April 2022, we also received $4.5 million in proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•	complete our ongoing Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis
•

complete our Phase 2 CANAL trial and begin the next trial we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA; and

•

acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials, if any.

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

We plan to use our existing cash and cash equivalents to fund the development of Haduvio for the treatment of pruritus associated with prurigo nodularis, for the treatment of chronic cough in adults with IPF and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash and cash equivalents will not be sufficient to complete development of Haduvio for the treatment of pruritus associated with prurigo nodularis or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We indicated that there were a number of factors that raised substantial risks about our ability to continue as a going concern as of the date of our Annual Report on Form 10-K for the year ended December 31, 2021 without additional capital. We believe that our existing cash and cash equivalents, including the proceeds from the April 2022 Private Placement as well as proceeds received from the exercise of outstanding warrants that were to expire on April 5, 2025 from the October 2021 Private Placements, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024, without giving effect to the rights of SVB under the SVB Loan Agreement if we fail to receive positive data in either our Phase 2b/3 PRISM trial or our Phase 2 CANAL trial by December 31, 2022. If we fail to achieve this condition and SVB cash collateralizes the amounts then owed to SVB under the SVB Loan Agreement or uses such amounts to prepay the SVB Term Loan, the period for which we will be able to fund our operating expenses and capital expenditure requirements will be significantly shorter however, it will be at least through 12 months from the filing date.

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

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million, or the SVB Term Loan. In July 2021, we entered into the Loan Amendment. In April 2022, we entered into the Third Amendment to the SVB Loan Agreement. Following the Third Amendment, the SVB Term Loan bears interest at a floating rate per annum equal to (i) prior to raising $45.0 million in net proceeds from the sale of our equity securities, which we refer to as the 2022 Equity Event, the greater of (A) the prime rate plus 1.00% and (B) 4.25%, and (ii) upon and after the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The closing of the April 2022 Private Placement constituted the 2022 Equity Event.

On the first business day of each month, we are required to make monthly interest payments and commencing on March 1, 2022, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement). The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt.

Additionally, under the Third Amendment, we will be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account controlled by SVB if we do not receive positive final data by December 31, 2022 from either our ongoing Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a portion of our cash and cash equivalents to the payment of interest on and principal of our debt, or maintain a portion of our cash and cash equivalents in cash collateral accounts controlled by our lenders to secure repayment of our debt (which may be used by our lenders to prepay the debt if certain requirements are not met), which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	obligating us to negative covenants restricting our activities, including the negative covenants to which we are subject under the SVB Loan Agreement; and
•	limiting our flexibility in planning for or reacting to, changes in our business and our industry.

We intend to satisfy our debt service obligations with our existing cash and cash equivalents, the proceeds from the April 2022 Private Placement, proceeds from the exercise of any warrants from the October 2021 Private Placements, and any additional amounts we may raise through future debt and equity financings. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, as discussed above, a failure to achieve positive data in either our ongoing Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF could result in us having to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which can be used by SVB to prepay the SVB Term Loan at any time. Failure to pay any amount due under the SVB Loan Agreement, to comply with covenants under the SVB Loan Agreement or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations or condition (financial or otherwise) would result in an event of default. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash. In addition, the covenants under the SVB Loan Agreement and the pledge of substantially all our assets, excluding our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement), as collateral on the SVB Term Loan may limit our ability to obtain additional debt financing.

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
•

the next study we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA; and develop Haduvio for the treatment of other serious neurologically mediated conditions.

Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund these expenses. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder.

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
•

initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional Phase 3 clinical trial we believe we will need to conduct for Haduvio for the treatment of pruritus associated with prurigo nodularis and the additional clinical trials we plan to conduct for the treatment of chronic cough in adults with IPF;

•	completion of other supportive clinical studies such as our planned HAL study, a potential physical dependence study and a potential TQT study;
•	demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA, MHRA and other comparable regulatory authorities for marketing approval;
•	receiving timely marketing approvals from applicable regulatory authorities;
•	managing the extent and cost of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishing and maintaining arrangements with our third-party supplier of drug substance for Haduvio;
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

We are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA and MHRA, impose similar requirements. We must complete extensive clinical trials to demonstrate the safety and efficacy of Haduvio and any future product candidate in humans and complete required regulatory submissions before we will be able to obtain these approvals. We may never receive such approvals.

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

In addition, the parenteral formulation of nalbuphine is currently not scheduled as a controlled substance under the federal Controlled Substances Act of 1970 or the regulations of the U.S. Drug Enforcement Agency, or the DEA, in the U.S. It is possible that, based on the results of our HAL study, adverse events in our clinical trials or for other reasons, the DEA could determine that Haduvio, which is an oral, extended-release formulation, should be classified as a controlled substance. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and carrying the greater level of regulatory control and Schedule V substances considered to present the lowest relative risk of abuse among such substances and, accordingly, the lowest level of regulatory control. Various states also independently regulate controlled substances. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately regulate drugs as well. While some states automatically classify a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Regulatory authorities in foreign jurisdictions may also determine to classify Haduvio as a controlled substance under different, but potentially no less burdensome, regulations.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or successfully advancing through Phase 1 and Phase 2 clinical trials. The results of our Phase 2 clinical trial of Haduvio for the treatment of pruritus associated with prurigo nodularis may not be predictive of the results of our Phase 2b/3 PRISM trial, and the interim results of our Phase 2 CANAL trial may not be predictive of the full trial results for the Phase 2 CANAL trial or of future trials of Haduvio for the treatment of chronic cough in adults with IPF. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of Haduvio for the treatment of pruritus associated with prurigo nodularis and for the treatment of chronic cough in adults with IPF. However, the development of Haduvio for these indications may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

If Haduvio is approved for the treatment of pruritus associated with prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of pruritus associated with prurigo nodularis. Sanofi has reported positive data from two Phase 3 trials of Dupixent for the treatment of prurigo nodularis and that it plans regulatory submissions around the world for this indication in 2022. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; vixarelimab, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK1, receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of pruritus associated with prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

If Haduvio is approved for the treatment of chronic cough in adults with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in adults with IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil which is being developed by Algernon Pharmeceuticals. We expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, and Bellus Health. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing.  In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which is also subject to approval by Irish authorities. On April 27, 2022, the High Court of Ireland confirmed the scheme of arrangement between Mallinckrodt, its creditors and its members under Irish law and ordered that the scheme of arrangement would become effective on the same date that the chapter 11 reorganization plan becomes effective. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filing and the associated reorganization plan may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of pruritus associated with prurigo nodularis and chronic cough associated with IPF. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of pruritus associated with prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in adults with IPF, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. While we have conducted, and may in the future conduct, clinical trials to evaluate the use of Haduvio to treat pruritic conditions other than pruritus associated with prurigo nodularis and cough conditions other than chronic cough associated with IPF, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA, MHRA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

If the FDA, EMA, MHRA or other comparable foreign regulatory authorities approve generic versions of any of our small molecule investigational products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.

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

As of March 31, 2022, we had 23 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. As of March 31, 2022, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of May 12, 2022, all of the pre-funded warrants and 3,299,270 of the common stock warrants have been exercised.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations.

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

As part of our October 2021 Private Placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 have been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. Finally, we issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement at an exercise price of $0.001 per share.

As discussed above, the common stock warrants issued to the Initial Private Placement Investor are subject to the Initial Investor Beneficial Ownership Limitations and the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations. As of May 12, 2022, (i) none of the pre-funded warrants issued to the Initial Private Placement Investor were outstanding, (ii) 11,299,270 of the common stock warrants issued to the Initial Private Placement Investor and all of the common stock warrants issued to NEA in the October 2021 Private Placements remained outstanding, and (iii) all of the pre-funded warrants issued to the purchasers in the April 2022 Private Placement remained outstanding. Although the Initial Private Placement Investor’s warrants are subject to the Initial Investor Beneficial Ownership Limitations and the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the Initial Private Placement Investor, NEA and the other purchasers in the April 2022 Private Placement may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the Initial Private Placement Investor, NEA and/or the purchasers in the April 2022 Private Placement on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

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

Our executive officers and directors, their respective affiliates, and other holders of 10% or more of our common stock beneficially own, in the aggregate, shares representing approximately 50.8% of our common stock as of May 12, 2022. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, in our ongoing Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data, although all sites are now allowing in-person monitoring visits. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. In addition, the clinical sites in our ongoing Phase 2 CANAL trial for chronic cough in adults with IPF experienced delays in the enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. Although both the Phase 2 CANAL and Phase 2b/3 PRISM trials have now ended enrollment, the COVID-19 pandemic could still adversely affect our ability to retain subjects, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, or potential inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell or issue any equity securities during the three months ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

10.1*	Offer Letter, dated January 8, 2021, by and between the Registrant and William B. Forbes

10.2

Securities Purchase Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

10.3

Registration Rights Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

10.4

Third Amendment to Loan and Security Agreement, dated April 6, 2022, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

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

TREVI THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)