Form 10-Q
period 2022-06-30
Trevi Therapeutics, Inc.
filed 2022-08-11
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 42,770,577 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

our clinical trials, including our Phase 2b/3 PRISM trial of Haduvio (oral nalbuphine ER) for the treatment of prurigo nodularis and our Phase 2 CANAL trial for the treatment of chronic cough in adults with idiopathic pulmonary fibrosis, or IPF;

•

our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of prurigo nodularis, for the treatment of chronic cough in adults with IPF, or for other serious neurologically mediated conditions;

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

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Trevi® and Haduvio™. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. We intend to propose Haduvio as the trade name for our oral nalbuphine ER investigational product.

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

•

We have experienced delays and difficulties in the enrollment of subjects in our clinical trials in the past, including in our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial. If we experience delays or difficulties in the enrollment of subjects in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll subjects with prurigo nodularis or chronic cough in adults with IPF and subjects are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat prurigo nodularis and chronic cough in adults with IPF and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$24,698	$36,830
Marketable securities	53,157	—
Prepaid expenses	1,648	886
Other current assets	382	241
Total current assets	79,885	37,957
Marketable securities - non-current	1,000	—
Other non-current assets	413	334
Operating lease right-of-use asset	82	131
Property, equipment and leasehold improvements, net	34	53
Total assets	$81,414	$38,475
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,938	$2,849
Accrued expenses	4,403	3,808
Term loan	7,000	5,833
Term loan derivative liability	—	114
Operating lease liability	92	120
Total current liabilities	15,433	12,724
Term loan	5,428	8,652
Operating lease liability	3	24
Other non-current liabilities	35	—
Total liabilities	20,899	21,400
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; and 39,719,572 and 28,505,804 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	40	29
Additional paid-in capital	256,908	197,963
Accumulated other comprehensive loss	(135)	—
Accumulated deficit	(196,298)	(180,917)
Total stockholders’ equity	60,515	17,075
Total liabilities and stockholders’ equity	$81,414	$38,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,103	$6,498	$9,748	$12,087
General and administrative	2,717	2,669	5,097	5,169
Total operating expenses	7,820	9,167	14,845	17,256
Loss from operations	(7,820)	(9,167)	(14,845)	(17,256)
Other (expense) income:
Change in fair value of term loan derivative liability	(136)	40	(147)	34
Other expense	—	(375)	—	(375)
Interest income, net	195	2	199	5
Interest expense	(295)	(296)	(597)	(590)
Total other expense, net	(236)	(629)	(545)	(926)
Loss before income taxes	(8,056)	(9,796)	(15,390)	(18,182)
Income tax benefit	4	2	9	17
Net loss	$(8,052)	$(9,794)	$(15,381)	$(18,165)
Basic and diluted net loss per common share outstanding	$(0.14)	$(0.49)	$(0.34)	$(0.92)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	59,542,628	20,123,461	45,253,599	19,772,201

Net loss	$(8,052)	$(9,794)	$(15,381)	$(18,165)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(135)	—	(135)	—
Comprehensive loss	$(8,187)	$(9,794)	$(15,516)	$(18,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity

Balance at March 31, 2022	30,805,804	$31	$198,678	$—	$(188,246)	$10,463
Stock-based compensation	—	—	520	—	—	520
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(20)	—	—	(20)
Issuance of common stock from Employee Stock Purchase Plan	33,972	—	23	—	—	23
Issuance of common stock and warrants under private placements, less issuance costs	4,580,526	5	51,821	—	—	51,826
Issuance of common stock from warrant exercise	4,299,270	4	5,886	—	—	5,890
Unrealized losses on available-for-sale marketable securities	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(8,052)	(8,052)
Balance at June 30, 2022	39,719,572	$40	$256,908	$(135)	$(196,298)	$60,515

Balance at March 31, 2021	19,914,407	$20	$179,013	$—	$(155,348)	$23,685
Stock-based compensation	—	—	745	—	—	745
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,365,871	1	2,707	—	—	2,708
Issuance of common stock from Employee Stock Purchase Plan	9,132	—	17	—	—	17
Issuance of common stock to Lincoln Park Capital Fund (see Note 8)	170,088	—	375	—	—	375
Net loss	—	—	—	—	(9,794)	(9,794)
Balance at June 30, 2021	21,459,498	$21	$182,857	$—	$(165,142)	$17,736

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	1,257	—	—	1,257
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(42)	—	—	(42)
Issuance of common stock from Employee Stock Purchase Plan	33,972	—	23	—	—	23
Issuance of common stock and warrants under private placements, less issuance costs	4,580,526	5	51,821	—	—	51,826
Issuance of common stock from warrant exercise	6,599,270	6	5,886	—	—	5,892
Unrealized losses on available-for-sale marketable securities	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(15,381)	(15,381)
Balance at June 30, 2022	39,719,572	$40	$256,908	$(135)	$(196,298)	$60,515

Balance at December 31, 2020	18,546,786	$19	$174,240	$—	$(146,977)	$27,282
Stock-based compensation	—	—	1,463	—	—	1,463
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	2,733,492	2	6,762	—	—	6,764
Issuance of common stock from Employee Stock Purchase Plan	9,132	—	17	—	—	17
Issuance of common stock to Lincoln Park Capital Fund (see Note 8)	170,088	—	375	—	—	375
Net loss	—	—	—	—	(18,165)	(18,165)
Balance at June 30, 2021	21,459,498	$21	$182,857	$—	$(165,142)	17,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(15,381)	$(18,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	25
Accretion of available-for-sale marketable securities, net	(72)	—
Change in fair value of term loan derivative liability	147	(34)
Accretion/accrual of term loan discounts and debt issuance costs	297	291
Other expense related to transaction with Lincoln Park Capital Fund, LLC	—	375
Stock-based compensation	1,257	1,463
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(885)	(592)
Accounts payable	941	1,471
Accrued expenses and other liabilities	409	(310)
Net cash used in operating activities	(13,268)	(15,476)
Investing activities:
Purchases of available-for-sale marketable securities	(54,217)	—
Net cash used in investing activities	(54,217)	—
Financing activities:
Repayments of term loan	(2,333)	—
Payments of financing costs of term loan	(21)	—
Proceeds from sale of common stock and warrants under private placement, net of issuance costs	51,826	—
Proceeds from exercises of warrants	5,892	—
Proceeds from employee stock purchase plan	23	17
Proceeds from at-the-market sales, net of commissions	—	6,972
Payments of offering costs	(34)	(89)
Net cash provided by financing activities	55,353	6,900
Net decrease in cash and cash equivalents	(12,132)	(8,576)
Cash and cash equivalents at beginning of period	36,830	45,001
Cash and cash equivalents at end of period	$24,698	$36,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.	Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) to treat serious neurologically mediated conditions. The Company is currently developing Haduvio for the treatment of prurigo nodularis and chronic cough in adults with idiopathic pulmonary fibrosis (“IPF”). These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”).

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to June 30, 2022 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 13.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2022 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2022 and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021.  The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim period or any future year or period.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the Condensed Consolidated Balance Sheet. Marketable securities with an original maturity date greater than 90 days and less than one year at each balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

The Company evaluates whether declines in the fair values of its marketable securities below their amortized cost are other-than temporary on a quarterly basis. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the marketable security or whether it is more likely than not that it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable, accrued expenses, term loans, term loan derivative liability and warrants to acquire the Company’s common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach. The warrants to acquire the Company’s common stock are not required to be accounted for at fair value.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and municipal bonds, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

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

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the U.S., resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in the Condensed Consolidated Statements of Comprehensive Loss.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. The deferred offering costs are included in Other non-current assets on the Condensed Consolidated Balance Sheets.

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

If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of comprehensive loss as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date.

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

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the stock option, known as the requisite service period (usually the vesting period) on a straight-line basis. For performance-based vesting, the fair value is recognized when the performance conditions are probable. The Company reassesses the probability of achieving the performance conditions at each reporting date. Forfeitures are accounted for as they occur.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through June 30, 2022 and December 31, 2021. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

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

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the six months ended June 30, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the six months ended June 30, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.
3.	Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type as of June 30, 2022 are presented in the following table (in thousands):

	June 30, 2022
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$19,785	$—	$(45)	$19,740
Corporate bonds	15,485	—	(90)	15,395
Commercial paper	19,022	—	—	19,022
Total marketable securities	$54,292	$—	$(135)	$54,157

As of June 30, 2022, the remaining contractual maturities of available-for-sale marketable securities were as follows (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$53,283	$53,157
One year through two years	1,009	1,000
Total	$54,292	$54,157

During the three and six months ended June 30, 2022, there have been no realized gains or losses on available-for-sale marketable securities, no marketable securities had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these marketable securities.
4.	Fair Value Measurements

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and the basis for that measurement, by level within the fair value hierarchy:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets:
Cash equivalents	Money market funds	$21,699	$—	$—	$21,699
Cash equivalents	Corporate bonds	—	1,999	—	1,999
Marketable securities	U.S. treasury securities	19,740	—	—	19,740
Marketable securities	Corporate bonds	—	15,395	—	15,395
Marketable securities	Commercial paper	—	19,022	—	19,022
Total assets		$41,439	$36,416	$—	$77,855

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash equivalents	Money market funds	$35,835	$—	$—	$35,835
Total assets		$35,835	$—	$—	$35,835

Financial liabilities:
Term loan derivative liability		$—	$—	$114	$114
Total liabilities		$—	$—	$114	$114

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	June 30, 2022	December 31, 2021
Financial liabilities
Balance at beginning of period	$114	$196
Change in fair value of term loan derivative liability	147	(82)
Net settlements (see Note 7)	(261)	—
Balance at end of period	$—	$114

5.	Leases

Effective March 1, 2013, the Company entered into a lease for office space in New Haven, CT and commencing March 1, 2018, the Company entered into the First Amendment to the lease (collectively, the “Office Space Lease”). The leased space approximates 5,600 square feet and the Office Space Lease has a term of 60 months. The Office Space Lease requires monthly payments ranging from approximately $10 to $12 through February 1, 2023 and provides for two designated months of free rent. The Company also entered into an immaterial office equipment lease during the three months ended June 30, 2022 that has a term of 36 months.

The incremental borrowing rate used on the Office Space Lease was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company had no significant new leases during the six months ended June 30, 2022.

The Office Space Lease is an operating lease and the remaining term as of June 30, 2022 is approximately 0.8 years. The Company has no financing leases. The following table summarizes the Company’s operating lease as presented on its Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	$82	$131
Liabilities:
Operating lease liabilities, current portion	92	120
Operating lease liabilities, long term portion	3	24
Total operating lease liabilities	$95	$144

Future minimum lease payments from June 30, 2022 until the expiration of the operating leases are as follows:

2022	$72
2023	25
2024	2
2025	1
Total lease payments	100
Less: imputed discount rate	(5)
Carrying value of operating lease liabilities	$95

Lease expense under operating leases, including leases of office equipment, was $23 and $30 for the three months ended June 30, 2022 and 2021, respectively, and $61 and $61 for the six months ended June 30, 2022 and 2021, respectively. Lease payments made in the three months ended June 30, 2022 and 2021 were $24 and $35, respectively, and $59 and $69 for the six months ended June 30, 2022 and 2021, respectively, with such amounts reflected in the Condensed Consolidated Statements of Cash Flows in operating activities.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued R&D projects	$2,567	$2,303
Accrued compensation and benefits	1,054	1,250
Accrued consulting and professional fees	450	176
Accrued other	332	79
Total accrued expenses	$4,403	$3,808

7.	Debt

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

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modified the conditions under which the Company was required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company failed to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company would be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could be used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provided that if the Company failed to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions (the “Minimum Required Cash”), the Company would be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan

Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s ATM Sales Agreement and two private placements, which took place in October 2021 (see Note 8).

On April 6, 2022, the Company and SVB entered into a Third Amendment (the “Third Amendment”) to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which the Company would be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the terms of the Third Amendment, if the Company raised $45.0 million in net proceeds from the sale of equity securities (the “2022 Equity Event”), the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash would terminate and the sole remaining trigger for cash collateralization would be if the Company did not receive positive final data by December 31, 2022 from either its Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or its Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF. In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the Loan Agreement. As a result of the Third Amendment, amounts outstanding under the Loan Agreement accrue interest at a floating per annum rate equal to (i) prior to the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 1.00% and (B) 4.25%, and (ii) upon and after the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The closing of the April 2022 Private Placement, as discussed in Note 8 below, constituted the 2022 Equity Event and thereby terminated the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash. On August 3, 2022, SVB confirmed that the reported data from the Phase 2b/3 PRISM trial satisfied the requirement for positive final data and that the cash collateralization requirements of the SVB Loan Agreement were no longer in effect.

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. In connection with the Third Amendment, the Company paid $21 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $20 and $5 for the three months ended June 30, 2022 and 2021, respectively, and $37 and $11 for the six months ended June 30, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The unamortized deferred charges totaled $60 and $76 at June 30, 2022 and December 31, 2021, respectively, and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $2 and $2 for the three months ended June 30, 2022 and 2021, respectively, and $5 and $5 for the six months ended June 30, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2022 and December 31, 2021, the loan discount-financing costs balance was $7 and $12, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. Accrual of this final payment fee totaled $104 and $119 for the three months ended June 30, 2022 and 2021, respectively, and $220 and $237 for the six months ended June 30, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2022 and December 31, 2021, $877 and $657 was accrued for the final payment fee, respectively.

Prior to the Third Amendment, the SVB Loan Agreement provided that upon SVB receiving evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan would increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The

Contingent Interest Rate Increase represented a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusted this liability to fair value at each reporting date it remained outstanding, with such adjustments recorded as non-cash charges in other expense, net in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The term loan derivative liability was presented as a current liability on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2021. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss through the SVB Term Loan’s maturity date using the effective interest method. Such amortization was $16 and $19 for the three months ended June 30, 2022 and 2021, respectively, and $35 and $37 for the six months ended June 30, 2022 and 2021, respectively.  At June 30, 2022 and December 31, 2021, the balance of the term loan discount – interest was $49 and $84, respectively, and is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. Upon entering into the Third Amendment, the Contingent Interest Rate Increase became effective and the Company recorded an increase to the total fair value of the term loan derivative liability of $136 for the three months ended June 30, 2022. The term loan derivative liability was then settled and reclassed to both current and non-current interest payable, which are presented as accrued liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022.

Fair values of the term loan derivative liability were estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates. For the fair value calculations of the term loan derivative liability at June 30, 2022 and December 31, 2021, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0% and the SVB Term Loan maturity date of February 1, 2024.

As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings of $11.7 million and $14.0 million, respectively, under the SVB Term Loan and the term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 was comprised as shown below.

	June 30, 2022	December 31, 2021
Principal outstanding under term loan	$11,667	$14,000
Term loan discount-interest	(49)	(84)
Term loan discount-unamortized deferred charges	(60)	(76)
Term loan discount-financing costs, net of accretion	(7)	(12)
Term loan-final payment fee	877	657
	12,428	14,485
Less current portion	7,000	5,833
Term loan payable, non-current	$5,428	$8,652

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three and six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 4.92% and 4.59%, respectively. For the three and six months ended June 30, 2021, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 4.25%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest payments	$152	$150	$300	$299
Accrual of the final payment fee	104	119	220	237
Accretion and amortization of term loan discounts	39	27	77	54
	$295	$296	$597	$590

8.	Stockholders’ Equity

As of June 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for future issuance as shown in the table below:

	June 30, 2022	December 31, 2021
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	663,089	665,720
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	4,543,352	3,400,489
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	721,717	470,631
Shares to be issued upon exercise of common stock warrants and pre-funded warrants	38,382,647	20,602,244
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	30,000,000
	74,310,805	55,139,084

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020. During the three and six months ended June 30, 2021, the Company issued and sold an aggregate of 1,365,871 and 2,733,492 shares of common stock, respectively, for gross proceeds of $3.0 million and $7.4 million, respectively, before deducting estimated commissions and allocated fees of $0.3 million and $0.6 million, respectively. No sales were made during the three and six months ended June 30, 2022.  As of June 30, 2022, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

In May 2022, the Company amended the ATM Sales Agreement with SVB Leerink LLC to increase the maximum aggregate offering price of common stock that it may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

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

On April 6, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering.

Warrant activity, including activity related to the pre-funded warrants, for the six months ended June 30, 2022 is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	2,300,000	18,302,244	20,602,244	$1.22
Issued	24,379,673	—	24,379,673	$0.001
Exercised	(2,300,000)	(4,299,270)	(6,599,270)	$1.37
Outstanding as of June 30, 2022	24,379,673	14,002,974	38,382,647	$0.50

As of June 30, 2022, all of the pre-funded warrants from the October 2021 private placements had been exercised at the exercise price of $0.001 per share. The pre-funded and common stock warrants are classified as equity in accordance with ASC 815 given that the pre-funded and common stock warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in permanent equity.

In July 2022, the remaining common stock warrants from the October 2021 private placements that were set to expire on April 5, 2025 were exercised to purchase 3.0 million shares of common stock, which provided approximately $4.1 million in cash proceeds to the Company.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Stock Incentive Plan (the “2012 Plan”) was 5,206,441 as of June 30, 2022, of which 1,062,074 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) equal to the number of shares of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 1,140,232 shares and 741,871 shares, equal to 4% of the Company’s then-outstanding common stock.

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

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of June 30, 2022 and December 31, 2021, respectively, options to purchase 3,481,278 shares and 2,263,752 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of June 30, 2022 and December 31, 2021, respectively, options to purchase 663,089 and 665,720 shares of common stock, were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of stock options to purchase 450,875 shares of common stock with performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2021, vest based on the timing and successful results of the Company’s PRISM or CANAL clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the six months ended June 30, 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	2,929,472	$4.51
Granted	1,258,750	$0.68
Forfeited	(41,224)	$4.21
Expired	(2,631)	$1.43
Exercised	—	$—
Outstanding as of June 30, 2022	4,144,367	$3.35
Options exercisable as of June 30, 2022	2,005,863	$4.70
Options unvested as of June 30, 2022	2,138,504	$2.09

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 803,976 as of June 30, 2022, of which 721,717 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 285,058 shares and 185,467 shares, in each case equal to 1% of the Company’s then-outstanding common stock.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expense	$348	$494	$825	$1,039
Research and development expense	172	251	432	424
	$520	$745	$1,257	$1,463

9.	Income Taxes

As of June 30, 2022 and December 31, 2021, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and six months ended June 30, 2022 and 2021 were to align the Company’s estimates for its state research and development credits in each given year.
10.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,052)	$(9,794)	$(15,381)	$(18,165)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	59,542,628	20,123,461	45,253,599	19,772,201
Basic and diluted net loss per common share outstanding	$(0.14)	$(0.49)	$(0.34)	$(0.92)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of June 30, 2022, the Company had pre-funded warrants to purchase 24,379,673 share of common stock outstanding, which were issued in the April 2022 Private Placement. Such pre-funded warrants are included in the weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted in both the three and six months ended June 30 2022.

The Company’s potential dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of June 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2022	2021
Stock Options	4,144,367	3,202,377
Warrants	14,002,974	—
	18,147,341	3,202,377

11.	Collaborative and Licensing Agreements

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

The Company also has commitments under lease and licensing agreements (Note 5 and Note 11).
13.	Subsequent Events

Warrant Exercises

In July 2022, the remaining common stock warrants from the October 2021 private placements that were set to expire on April 5, 2025 were exercised to purchase 3.0 million shares of common stock, which provided approximately $4.1 million in cash proceeds to the Company. See Note 8 above for further discussion of the October 2021 private placements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) to treat serious neurologically mediated conditions. We are developing Haduvio for the treatment of prurigo nodularis and chronic cough in adults with idiopathic pulmonary fibrosis, or IPF.

In June 2022, we reported positive results in our Phase 2b/3 clinical trial of Haduvio in prurigo nodularis, which we refer to as the Phase 2b/3 PRISM trial. The Phase 2b/3 PRISM trial was a randomized, double-blind, placebo controlled, two-arm treatment study that was designed to evaluate the safety and efficacy of Haduvio in patients in the United States and Europe. In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The trial results comparing subjects randomized to Haduvio (n=168) or placebo (n=176) showed that:

•

25% of Haduvio subjects evaluated at week 14 met the primary endpoint of a 4-point reduction in the Worst Itch Numerical Rating Scale, or WI-NRS, from baseline compared to 14% of placebo subjects (p=0.0157);

•

Haduvio subjects experienced significantly greater improvements in ItchyQoL vs. placebo (p=0.0002) at week 14, which was statistically significant across each of the three domains (symptoms, functional limitations, and emotions). ItchyQoL is used to measure how pruritus impacts a subject’s quality of life;

•

55% of Haduvio subjects had at least a 1-category improvement in the 5-point scale in their Prurigo Activity Scale (PAS) (pruriginous lesions with excoriations), vs. 38% on placebo (p=0.006) as evaluated at week 14;

•	Haduvio subjects experienced significantly greater improvements in PROMIS sleep disturbance short form 8a vs. placebo (p=0.0002) at week 14, which was statistically significant as early as week 6.

The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials. During the double-blind titration period (weeks 1-2), treatment-emergent adverse events, or TEAE, were more common in the Haduvio-treated subjects (66.1%) vs. placebo-treated subjects (31.3%). During the 12-week fixed-dose period, the occurrence of TEAEs were generally similar between Haduvio and placebo groups (48% Haduvio, 45% placebo). Discontinuations during the 14 weeks of the trial were 36.9% in Haduvio-treated subjects vs. 19.3% in placebo-treated subjects.  During the 14-week double-blind portion of the Phase 2b/3 PRISM trial, eight subjects on Haduvio and six subjects on placebo experienced at least one treatment emergent Serious Adverse Event, or SAE. None of the SAEs were considered by the investigator to be treatment-related. Adverse events most commonly observed with Haduvio were nausea, dizziness, headache, and constipation.

We are continuing to conduct the open-label extension portion of the Phase 2b/3 PRISM trial, which we expect to complete in the first quarter of 2023. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or the FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of prurigo nodularis and plan to request an end of Phase 2 meeting with the FDA.

We are also conducting a Phase 2 clinical trial of Haduvio for chronic cough in adults with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial is a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in adults with IPF. This trial was originally designed to enroll approximately 60 subjects with a goal to have 44 study completers. We are conducting the trial at multiple sites in the United Kingdom. In February 2022, we conducted an interim statistical analysis for this trial. The interim analysis (N=26) was statistically significant on the primary efficacy endpoint demonstrating a 52% placebo-adjusted reduction in the geometric mean percent change in daytime cough events (p<0.0001, conditional power 100%) for Haduvio. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. The interim analysis was conducted by an independent statistical team according to the pre-specified endpoint in the protocol. In March 2022, in light of the statistically significant efficacy results from the interim analysis, we concluded enrollment early for our Phase 2 CANAL trial. In total, we enrolled approximately 40 subjects in the study. We expect to report efficacy and safety data for the full set of subjects for this trial in the third quarter of 2022. We are actively preparing for the next trial in chronic cough in adults with IPF and are planning to discuss the program and trial plan with the FDA at a meeting scheduled for the third quarter of 2022.

We are currently focusing our financial and operational resources on completing the open-label extension portion of the Phase 2b/3 PRISM and the Phase 2 CANAL trials, preparing for meetings with the FDA on the results of both of these trials and preparing for the initiation of the next trial of Haduvio for the treatment of chronic cough in adults with IPF.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2022, we had an accumulated deficit of $196.3 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of prurigo nodularis or chronic cough in adults with IPF and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of June 30, 2022, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, as described below, we agreed to not issue and sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022. In May 2022, we amended the ATM Sales Agreement with SVB Leerink to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

In August 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. In July 2021 and April 2022, we entered into amendments to the SVB Loan Agreement with SVB, which we refer to as the Loan Amendments, that modified the conditions under which we would be required to cash collateralize the outstanding amounts owed to them under the SVB Loan Agreement. For further discussion of the SVB Term Loan and the Loan Amendments, see “—Liquidity and Capital Resources”.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of August 11, 2022, all of the pre-funded warrants and all of the warrants to purchase shares of common stock that were to expire on April 5, 2025 had been exercised.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $78.9 million. In July 2022, we received approximately $4.1 million in proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements. We believe that our existing cash, cash equivalents and marketable securities, including the proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements that we received in July 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the ongoing open-label extension portion of our Phase 2b/3 PRISM trial for prurigo nodularis, our Phase 2 CANAL trial and the next trial we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA. In addition, we may continue to incur additional expenses if we determine to conduct an additional clinical trial for the treatment of prurigo nodularis, or as a result of the COVID-19 pandemic and related clinical trial delays and interruptions.

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

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We experienced restrictions and delays at our clinical sites for both our Phase 2b/3 PRISM and Phase 2 CANAL trials. The COVID-19 pandemic may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

For the periods presented, all of our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include personnel-related costs, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations, or CROs, to conduct certain research and development activities on our behalf. We do not allocate all of our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

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

Other Expense, Net

Change in Fair Value of Term Loan Derivative Liability

In connection with the SVB Term Loan, prior to the Third Amendment (as defined below) to the SVB Loan Agreement upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan would increase by 2.00%. This contingent interest rate increase represented a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification or ASC, 815, Derivatives and Hedging and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjusted this liability to fair value at each reporting date it remained outstanding. We recognized changes in the fair value of this term loan derivative in our statements of comprehensive loss as a component of other expense, net. See below as discussed under “—Results of Operations—Operating Expenses—Other Expense, Net.”

Interest Income, Net

Interest income consists of interest earned primarily on our cash, cash equivalents and marketable securities as well as accretion of discounts/amortization of premiums on purchases of marketable securities.

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

On April 6, 2022, we entered into the Third Amendment to the SVB Loan Agreement, or the Third Amendment. Under the Third Amendment, SVB agreed that amounts outstanding under the SVB Loan Agreement would accrue interest at a floating per annum rate equal to (i) the greater of (A) the prime rate plus 1.00% and (B) 4.25%, prior to raising $45.0 million in net proceeds from the sale of equity securities, which we refer to as the 2022 Equity Event, and (ii) upon and after the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The closing of the April 2022 Private Placement constituted the 2022 Equity Event.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$5,103	$6,498	$(1,395)
General and administrative	2,717	2,669	48
Total operating expenses	7,820	9,167	(1,347)
Loss from operations	(7,820)	(9,167)	1,347
Other (expense) income:
Change in fair value of term loan derivative liability	(136)	40	(176)
Other expense	—	(375)	375
Interest income	195	2	193
Interest expense	(295)	(296)	1
Total other expense, net	(236)	(629)	393
Loss before income taxes	(8,056)	(9,796)	1,740
Income tax benefit	4	2	2
Net loss	$(8,052)	$(9,794)	$1,742

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Clinical development expenses	$3,259	$4,237	$(978)
Personnel and related expenses	1,104	1,343	(239)
Other research and development expenses	289	73	216
Consulting expenses and professional fees	279	594	(315)
Stock-based compensation expenses	172	251	(79)
Total research and development expenses	$5,103	$6,498	$(1,395)

Research and development expenses for the three months ended June 30, 2022 decreased to $5.1 million from $6.5 million for the corresponding period in 2021, primarily due to reduced purchases of clinical trial supplies and clinical trial subject recruitment costs, decreased consulting expenses and professional fees due to a reduction in our use of consulting services and the non-recurrence of professional recruiting fees related to hirings in the prior year period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 increased slightly as compared to the corresponding period in 2021. The increase was primarily due to higher market research costs.

Other Expense, Net

Other expense, net for the three months ended June 30, 2022 was $0.2 million compared to $0.6 million for the corresponding period in 2021. The decrease was due to the non-recurrence of a $0.4 million expense from the prior year period related to the value of the shares of our common stock that we issued to Lincoln Park Capital Fund, LLC, or Lincoln Park, as consideration for Lincoln Park’s commitment to purchase shares of our common stock under a common stock purchase agreement, or the LPC Purchase Agreement, as described below. Also contributing to the decrease is an increase of interest income of $0.2 million due to higher available cash balances and higher interest rates as we have deployed a large portion of our funds into marketable securities.  Offsetting these decreases was an increase in expense of $0.2 million related to the change in fair value and settlement of the term loan derivative liability.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$9,748	$12,087	$(2,339)
General and administrative	5,097	5,169	(72)
Total operating expenses	14,845	17,256	(2,411)
Loss from operations	(14,845)	(17,256)	2,411
Other (expense) income:
Change in fair value of term loan derivative liability	(147)	34	(181)
Other expense	—	(375)	375
Interest income	199	5	194
Interest expense	(597)	(590)	(7)
Total other expense, net	(545)	(926)	381
Loss before income taxes	(15,390)	(18,182)	2,792
Income tax benefit	9	17	(8)
Net loss	$(15,381)	$(18,165)	$2,784

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Clinical development expenses	$6,324	$8,048	$(1,724)
Personnel and related expenses	2,194	2,520	(326)
Consulting expenses and professional fees	436	998	(562)
Stock-based compensation expenses	432	424	8
Other research and development expenses	362	97	265
Total research and development expenses	$9,748	$12,087	$(2,339)

Research and development expenses for the six months ended June 30, 2022 decreased to $9.7 million from $12.1 million for the corresponding period in 2021, primarily due to decreased purchases of clinical trial supplies, decreased clinical trial subject recruitment costs, decreased consulting expenses and professional fees due to a reduction in our use of consulting services and the non-recurrence of professional recruiting fees related to hirings in the prior year period and decreased personnel-related expenses primarily due to severance in the prior year period that did not recur.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 decreased to $5.1 million from $5.2 million for the corresponding period in 2021. The decrease was primarily due to lower legal fees as a result of the timing of certain intellectual property filings partially offset by higher market research costs.

Other Expense, Net

Other expense, net for the six months ended June 30, 2022 was $0.5 million compared to $0.9 million for the corresponding period in 2021. The decrease was due to the non-recurrence of a $0.4 million expense from the prior year period related to the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement. The decrease was also attributed to a decrease of $0.2 million attributable to expense being recognized for the change in fair value and settlement of the term loan derivative liability. These decreases were offset by an increase in interest income of $0.2 million due to higher interest rates and higher average cash balances as well as the receipt of higher interest rate yields as we have deployed a large portion of our available cash into marketable securities.

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

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of June 30, 2022 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Under the terms of the October 2021 Private Placements, we agreed to not issue or sell additional shares under the ATM Sales Agreement on or prior to January 4, 2022. In May 2022, the Company amended the ATM Sales Agreement with SVB Leerink LLC to increase the maximum aggregate offering price of common stock that it may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. During the three and six months ended June 30, 2022, the Company had no sales of shares of common stock under the ATM Sales Agreement.

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

SVB Loan Agreement

In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. Prior to the Third Amendment, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. Commencing on March 1, 2022 and on the first business day of each month thereafter, we are required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

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

On April 6, 2022, we entered into the Third Amendment to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which we are required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the terms of the Third Amendment, upon the closing of the April 2022 Private Placement, our obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash terminated and the sole remaining cash collateralization requirement under the SVB Loan Agreement was the requirement that we receive positive final data by December 31, 2022 from either our Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF. On August 3, 2022, SVB confirmed that the reported data from the Phase 2b/3 PRISM trial satisfied the requirement for positive data and that the cash collateralization requirements of the SVB Loan Agreement were no longer in effect.

In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the SVB Loan Agreement, as discussed above under “—Components of Operating Results—Operating Expenses—Interest Expense.”

Private Placements

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements (i) an aggregate of 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of August 11, 2022, all of the pre-funded warrants and all of the common stock warrants to purchase shares of common stock that were to expire on April 5, 2025 had been exercised.

On April 11, 2022, we issued and sold in the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(13,268)	$(15,476)	$2,208
Net cash used in investing activities	(54,217)	—	(54,217)
Net cash provided by financing activities	55,353	6,900	48,453
Net decrease in cash and cash equivalents	$(12,132)	$(8,576)	$(3,556)

Operating Activities

During the six months ended June 30, 2022, operating activities used $13.3 million of net cash, resulting from our net loss of $15.4 million offset by net changes in our operating assets and liabilities of $0.5 million and by non-cash charges of $1.6 million. The non-cash charges consisted primarily of stock-based compensation expense of $1.3 million and $0.3 million of accretion/accrual of term loan discounts and debt issuance costs. Changes in our operating assets and liabilities consisted of a $0.9 million increase in accounts payable and a $0.4 million increase in accrued expenses and other liabilities partially offset by a $0.9 million increase in prepaid expenses and other current assets. The increase in accounts payable was primarily due to the timing of vendor invoices. The increase in accrued expenses and other liabilities was primarily due to increased accruals for research, development and clinical trial work performed by our CROs, partially offset by a decrease in accrued compensation and benefits. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments of our corporate insurance policies.

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

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $54.2 million, primarily related to purchases of marketable securities. During the six months ended June 30, 2021, no cash was provided by or used in investing activities.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $55.4 million, primarily consisting of net cash proceeds from our April 2022 Private Placement of $51.8 million and cash proceeds of $5.9 million from the exercise of warrants as well as cash proceeds from purchases under our 2019 Employee Stock Purchase Plan partially offset by repayments of $2.3 million on the SVB Term Loan,  payments of offering costs of less than $0.1 million and payments of financing costs of less than $0.1 million associated with the Third Amendment to the SVB Loan Agreement.

During the six months ended June 30, 2021, net cash provided by financing activities was $6.9 million, consisting of gross cash proceeds of $7.4 million from sales of our common stock under the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $0.6 million, as well as cash proceeds from purchases under our 2019 Employee Stock Purchase Plan offset by payments of offering costs.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•	the ongoing open-label extension portion of our Phase 2b/3 PRISM trial in patients with prurigo nodularis,
•

the Phase 2 CANAL trial and, if the CANAL trial is successful, the next trial we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA.

Generally, regulatory authorities require two adequate and well-controlled studies for approval. In addition, we have incurred and may continue to incur additional expenses as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio, including the ongoing open-label extension portion of our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial, as well as any future product candidates;

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
•

the costs of commercialization activities for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

We believe that our existing cash, cash equivalents and marketable securities, including the proceeds we received in July 2022 from the exercise of common stock warrants that were issued in the October 2021 Private Placements, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. This does not consider the cost of any additional clinical trial that we may determine to conduct for the treatment of prurigo nodularis.

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in adults with IPF or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. For example, in connection with the SVB Term Loan, we granted a security interest on all of our assets, excluding our intellectual property, agreed to a negative pledge on our intellectual property, agreed to restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change in control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates and agreed to cash collateralize the SVB Term Loan in certain circumstances. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. We are also bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the October 2021 Private Placements prohibiting us from obtaining additional financing through a variable rate transaction such as an equity line of credit. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 are the most important to understanding and evaluating our reported financial results. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the six months ended June 30, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements during the six months ended June 30, 2022 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $15.4 million and $33.9 million for the six months ended June 30, 2022 and for the year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $196.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan, proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements, proceeds from the private placement we completed in April 2022, or the April 2022 Private Placement, and proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials of Haduvio, including the ongoing open-label extension portion of our Phase 2b/3 PRISM trial, our Phase 2 CANAL trial and subsequent trials;
•

complete other development work required for the filing of a NDA with the FDA, and the filing of marketing authorization applications, or MAAs, with the EMA and the MHRA, for Haduvio for the treatment of prurigo nodularis, including completing the open-label extension portion of our Phase 2b/3 PRISM trial and at least one additional Phase 3 clinical trial in this indication and our continued development work in chronic cough in adults with IPF;

•

seek regulatory and marketing approvals for Haduvio for the treatment of prurigo nodularis and/or chronic cough in adults with IPF or for other serious neurologically mediated conditions or for any future product candidate that successfully completes clinical trials, if any;

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize Haduvio for the treatment of prurigo nodularis, we will be required, at a minimum, to successfully complete the ongoing open-label extension portion of our Phase 2b/3 PRISM trial as well as an additional Phase 3 clinical trial prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2022 and the year ended December 31, 2021, we used net cash of $13.3 million and $28.9 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of June 30, 2022, our cash, cash equivalents and marketable securities were $78.9 million. In July 2022, we also received $4.1 million in proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•	complete the open-label extension portion of our ongoing Phase 2b/3 PRISM trial;
•

complete our Phase 2 CANAL trial and, if the CANAL trial is successful, conduct the next trial we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA; and

In addition, we may incur additional expenses:

•	if we determine to conduct an additional clinical trial for the treatment of prurigo nodularis;
•

if we acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials; and

•	as a result of the COVID-19 pandemic and resulting clinical trial delays and interruptions.

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of prurigo nodularis and chronic cough in adults with IPF or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We indicated that there were a number of factors that raised substantial risks about our ability to continue as a going concern as of the date of our Annual Report on Form 10-K for the year ended December 31, 2021 without additional capital. We believe that our existing cash, cash equivalents and marketable securities, including the proceeds we received in July 2022 from the exercise of common stock warrants that were issued in the October 2021 Private Placements, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. This does not consider the cost of any additional clinical trial that we may determine to conduct for the treatment of prurigo nodularis.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio for the treatment of prurigo nodularis, and for the treatment of chronic cough in adults with IPF and other serious neurologically mediated conditions;

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

•	the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•	the extent to which rising inflation increases the expenses related to our clinical trials;
•

the costs of commercialization activities for Haduvio for the treatment of prurigo nodularis, chronic cough in adults with IPF, or for any other serious neurologically mediated conditions or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of prurigo nodularis or chronic cough in adults with IPF or for any other serious neurologically mediated conditions or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or chronic cough in adults with IPF or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million, or the SVB Term Loan. In April 2022, we entered into a Third Amendment to the SVB Loan Agreement. Pursuant to the Third Amendment and after we received positive data in our Phase 2b/3 PRISM trial, the SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The Federal Reserve has recently raised interest rates to combat the effects of recent high inflation, and may raise interest rates further in the future. The increase in interest rates by the Federal Reserve has caused, and could in the future continue to cause, the prime rate to increase, which has increased and could in the future further increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness.

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

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a portion of our cash and cash equivalents to the payment of interest on and principal of our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	exposing us to the risk of interest rate volatility as the SVB Term Loan is subject to a floating interest rate;
•	obligating us to negative covenants restricting our activities, including the negative covenants to which we are subject under the SVB Loan Agreement; and
•	limiting our flexibility in planning for or reacting to, changes in our business and our industry.

We intend to satisfy our debt service obligations with our existing cash, cash equivalents and marketable securities, proceeds from the exercise of any warrants from the October 2021 Private Placements, and any additional amounts we may raise through future debt and equity financings. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. Failure to pay any amount due under the SVB Loan Agreement, to comply with covenants under the SVB Loan Agreement or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations or condition (financial or otherwise) would result in an event of default. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash. In addition, the covenants under the SVB Loan Agreement and the pledge of substantially all our assets, excluding our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement), as collateral on the SVB Term Loan may limit our ability to obtain additional debt financing.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

We expect our expenses to increase substantially in connection with our planned operations, particularly as we:

•	conduct the open-label extension portion of our Phase 2b/3 PRISM trial;
•	conduct our Phase 2 CANAL trial;
•

conduct the next study we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, which we expect will be designed as a Phase 2b/3 trial, subject to discussions with the FDA; and

•	conduct any additional Phase 3 clinical trial that we may determine to conduct for the treatment of prurigo nodularis.

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

Our most advanced programs are the development of Haduvio for the treatment of prurigo nodularis and chronic cough in adults with IPF, as our efforts to develop Haduvio for other serious neurologically mediated conditions are only at an early stage. As a result, if our efforts to develop and commercialize Haduvio for the treatment of prurigo nodularis or chronic cough in adults with IPF are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of prurigo nodularis and chronic cough in adults with IPF, as well as for other serious neurologically mediated conditions, will depend on several factors, including the following:

•	completing the open-label extension portion of our Phase 2b/3 PRISM trial;
•

initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional Phase 3 clinical trial we believe we would need to conduct to get FDA approval for Haduvio for the treatment of prurigo nodularis and the additional clinical trial we plan to conduct for the treatment of chronic cough in adults with IPF;

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

We are currently focused on the development and commercialization of Haduvio to treat serious neurologically mediated conditions. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic pruritus, chronic cough, and other serious neurologically mediated conditions and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of severe pruritus in prurigo nodularis or chronic cough in adults with IPF and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication or for any other serious neurologically mediated condition will be effective or safe, obtain regulatory approval or be commercially successful.

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
•

the number of subjects required for clinical trials may be larger than we anticipate, such as with the increase of the target number of enrolled subjects for our Phase 2b/3 PRISM trial from 240 to 360 subjects as a result of the sample size re-estimation, or SSRE, analysis;

•

subject enrollment in clinical trials may be slower than we anticipate, whether as a result of the COVID-19 pandemic or otherwise, or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;

•

the cost of planned clinical trials may be greater than we anticipate, such as with our Phase 2b/3 PRISM trial where we added additional sites, increased the target number of enrolled subjects, experienced enrollment that took longer than expected and used additional incentive strategies to address site activation and enrollment;

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of prurigo nodularis, chronic cough in adults with IPF or for any other serious neurologically mediated condition or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of Haduvio or any future product candidates, which would likely prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of Haduvio or any future product candidate we must demonstrate through lengthy, complex and expensive clinical trials that the product candidate is both safe and effective for use in the target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. It is possible that even if Haduvio or any future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, our Phase 2 clinical trial of Haduvio for the treatment of prurigo nodularis failed to meet its primary endpoint and the number of subjects who discontinued treatment prior to the end of the trial had a substantial impact on the results. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of Haduvio or any future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by, Haduvio or any future product candidate or mistakenly believe that Haduvio or any future product candidate is toxic or not well tolerated when that is not the case after the clinical evaluation is completed. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face setbacks as we continue our clinical development of Haduvio and develop any other product candidates. It is also possible that any of our development programs could be placed on full or partial clinical hold by regulatory authorities at any point, which would delay and possibly prevent further development of those programs.

In addition, even if the clinical trials we plan are successfully completed and Haduvio or any future product candidate achieves its specified endpoints in such trials, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we are able to submit product candidates for marketing approval. For example, patients with prurigo nodularis may have pruritus that is caused by dermatological conditions other than prurigo nodularis and at a meeting with the FDA following the completion of our Phase 2 clinical trial of Haduvio for the treatment of prurigo nodularis, the FDA raised the need to adequately isolate a patient population with pruritus associated with prurigo nodularis for our planned Phase 3 clinical trials. While the inclusion criteria in our Phase 2b/3 PRISM trial require that enrolled subjects not be suffering from any active, uncontrolled dermatoses other than prurigo nodularis, it is possible that the FDA could conclude that this is not sufficient to identify patients suffering from pruritus associated with prurigo nodularis, in which case the FDA could question the overall validity of the results of the trial. To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of product candidates may be significantly delayed or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of product candidates. For instance, if the FDA does not believe that the results of the Phase 2b/3 PRISM trial are sufficiently supportive of an application for marketing approval, the FDA may require us to conduct another Phase 3 clinical trial in addition to the Phase 2b/3 PRISM trial and the additional Phase 3 clinical trial we believe we need to conduct, which would cause us to incur substantial additional costs and significantly delay our development of Haduvio for the treatment of prurigo nodularis.

Use of patient-reported outcome assessments, or PROs, in our clinical trials and high placebo response rates may delay or impair the development of Haduvio or adversely impact our clinical trials.

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. Our clinical trials evaluating the efficacy of Haduvio in pruritus indications have used PROs as primary endpoints. For example, the primary endpoint of our Phase 2b/3 PRISM trial was the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by the Worst Itch Numerical Rating Scale, or WI-NRS, scores, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. PROs have an important role in the development and regulatory approval of treatments for pruritus. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of prurigo nodularis is dependent upon our ability to enroll a sufficient number of subjects with this severe condition. We experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial, which delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with prurigo nodularis or chronic cough in adults with IPF, which are the same conditions for which we are or will be conducting clinical trials, and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the U.S. or Europe for the treatment of prurigo nodularis, many patients use various treatments off-label, such as antihistamines or gabapentin, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials. Similarly, many patients use various treatments off-label to treat chronic cough in adults with IPF and these patients and their physicians may also be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

In our clinical trials of Haduvio for the treatment of prurigo nodularis, the most frequently reported adverse events associated with Haduvio were nausea, dizziness, headache, constipation and somnolence.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or successfully advancing through Phase 1 and Phase 2 clinical trials. The results of our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis may not be predictive of the results of the next trial we believe we would need to conduct to attain regulatory approval, and the interim results of our Phase 2 CANAL trial may not be predictive of the full trial results for the Phase 2 CANAL trial or of future trials of Haduvio for the treatment of chronic cough in adults with IPF. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

At a meeting with the FDA following the completion of our Phase 2 clinical trial of Haduvio for the treatment of prurigo nodularis, the FDA advised us that the findings of the Phase 2 clinical trial may not be reliable and recommended that we conduct an additional Phase 2 dose ranging trial to identify the optimal dose and obtain reliable estimates of treatment effect for the recommended primary efficacy endpoint so as to better design and power our planned Phase 3 clinical trials. In providing such advice, the FDA noted the small number of subjects in each arm of the Phase 2 clinical trial and the large differential discontinuation rate among the three treatment arms, as well as our plan to increase the fixed-dose treatment duration from eight weeks in the Phase 2 clinical trial to 12 weeks in our Phase 2b/3 PRISM trial.

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

In addition, some of our data for Haduvio for the treatment of pruritus is drawn from post hoc analyses of data subsets from our Phase 2 clinical trials of Haduvio in subjects with prurigo nodularis and uremic pruritus. While we believe these data may be useful in informing the design of future Phase 3 clinical trials for Haduvio, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of Haduvio for certain indications. However, the development of Haduvio for these indications may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral or injectable antihistamines, Dupixent (dupilumab), which is an injectable prescription medicine approved for atopic dermatitis that is in clinical development for the treatment of prurigo nodularis. Sanofi has reported positive data from two Phase 3 trials of Dupixent for the treatment of prurigo nodularis and that it plans regulatory submissions around the world for this indication in 2022. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; vixarelimab, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK1, receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; M1880C, a topical non-steroidal anti-inflammatory drug, or NSAID, being developed by Maruho; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

If Haduvio is approved for the treatment of chronic cough in adults with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in adults with IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil which is being developed by Algernon Pharmaceuticals. We expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, and Bellus Health. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in adults with IPF.

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

We currently have no manufacturing facilities and a relatively small number of personnel with sufficient experience to oversee the manufacturing process. We rely and plan to continue to rely, on contract manufacturers and other third-party contractors to manufacture, store, package and distribute both drug substance and drug product for our clinical trials. If any of our product candidates receive regulatory approval, we plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of such products. We may be unable to establish any further agreements with contract manufacturers or any other third-party contractors or may fail to do so on acceptable terms or when needed. Even if we are able to establish agreements with such third-party contractors, reliance on third-party contractors entails additional risks, including:

•

manufacturing delays if our third-party contractors prioritize the supply of other companies’ products over Haduvio or any future product candidates, experience supply chain-related delays, or otherwise fail to satisfactorily perform according to the terms of the agreements between us and them or if unforeseen events in the manufacturing process arise;

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing.  In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which was also subject to approval by Irish authorities. On April 27, 2022, the High Court of Ireland confirmed the scheme of arrangement between Mallinckrodt, its creditors and its members under Irish law and ordered that the scheme of arrangement would become effective on the same date that the chapter 11 reorganization plan becomes effective. On June 16, 2022, Mallinckrodt announced that it had completed its reorganization process, emerged from chapter 11 bankruptcy proceedings and completed the Irish examinership proceedings. It is currently uncertain what impact, if any, Mallinckrodt’s reorganization may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

If Haduvio or any future product candidates are approved by any regulatory agency, we will need to enter into agreements with third-party contract manufacturers for the commercial production and distribution of those products. In addition, we may face competition for access to manufacturing facilities as there may be a limited number of contract manufacturers operating under cGMPs that are able to manufacture any such product. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, in a timely manner or at all, which could delay our commercialization efforts.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications and the maintenance, enforcement or defense of our issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.  Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of prurigo nodularis, chronic cough in adults with IPF or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

We have completed our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis (other than the open-label extension portion of the trial, which we expect to complete in the first quarter of 2023) and we believe we will need to conduct an additional Phase 3 clinical trial of Haduvio for the treatment of prurigo nodularis under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the sponsor and for which the sponsor has not received a right of reference, which could expedite the development program for Haduvio by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) or similar regulatory pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Haduvio for the treatment of prurigo nodularis and any future product candidates and complications and risks associated with these product candidates, would likely increase significantly. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

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

We may be eligible for Fast Track designation, Priority Review or Breakthrough Therapy status for specific indications for the product candidates we may develop. If a product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address unmet medical needs for this disease or condition, the product candidate sponsor may apply for FDA Fast Track designation. If a product candidate offers major advances in treatment, the product candidate sponsor may apply for FDA Priority Review status. Additionally, a product candidate may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. We have received Fast Track designation for the program to develop Haduvio for the treatment of itch in patients with prurigo nodularis, however this designation or any future Fast Track designation for a different indication, Priority Review or Breakthrough Therapy status designation, may not result in our experiencing a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that the product candidate will be approved by the FDA.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of prurigo nodularis and chronic cough in adults with IPF. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in adults with IPF, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. While we have conducted, and may in the future conduct, clinical trials to evaluate the use of Haduvio to treat pruritic conditions other than prurigo nodularis and cough conditions other than chronic cough in adults with IPF, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA, MHRA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer, and Thomas Sciascia, M.D., our Chief Medical Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Ms. Good and Dr. Sciascia, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. For instance, on August 8, 2022, Dr. Forbes notified the Company that he would be stepping down as Chief Development Officer, effective September 1, 2022. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of June 30, 2022, we had 23 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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
•

general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets, the impacts of the COVID-19 pandemic, and the impacts of rising inflation and government action in response thereto;

•	our obligations in connection with the SVB Term Loan;
•	our ability to maintain our listing on the Nasdaq Global Market;
•	our ability to continue as a going concern; and
•	other factors and considerations described in this “Risk Factors” section.

In addition, the COVID-19 pandemic, rising inflation, interest rate increases and other factors have negatively affected the stock market and investor sentiment. The price and volatility of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during such times of market uncertainty and instability.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. As of June 30, 2022, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. In May 2022, we amended the ATM Sales Agreement with SVB Leerink LLC to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of August 11, 2022, all of the pre-funded warrants and the common stock warrants that were set to expire on April 5, 2025 have been exercised.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the ATM Sales Agreement or otherwise, by Lincoln Park pursuant to the Form S-1, by the private placement investors pursuant to the Initial Private Placement Form S-3, the Second Private Placement Form S-3 or the Third Private Placement Form S-3 or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

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

As discussed above, the common stock warrants issued to the Initial Private Placement Investor are subject to the Initial Investor Beneficial Ownership Limitations and the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations. As of August 11, 2022, (i) none of the pre-funded warrants issued to the Initial Private Placement Investor were outstanding, (ii) 7,299,270 of the common stock warrants issued to the Initial Private Placement Investor and all of the common stock warrants issued to NEA in the October 2021 Private Placements remained outstanding, and (iii) all of the pre-funded warrants issued to the purchasers in the April 2022 Private Placement remained outstanding. Although the Initial Private Placement Investor’s warrants are subject to the Initial Investor Beneficial Ownership Limitations and the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the Initial Private Placement Investor, NEA and the other purchasers in the April 2022 Private Placement may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the Initial Private Placement Investor, NEA and/or the purchasers in the April 2022 Private Placement on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

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

Our executive officers and directors, their respective affiliates, and other holders of 10% or more of our common stock beneficially own, in the aggregate, shares representing approximately 36.7% of our common stock as of August 11, 2022. As a result, our executive officers and directors and their affiliates and our significant stockholders acting together would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, in our Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. In addition, the clinical sites in our Phase 2 CANAL trial for chronic cough in adults with IPF experienced delays in the enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. Although both the Phase 2 CANAL and Phase 2b/3 PRISM trials have now ended enrollment, the COVID-19 pandemic could still adversely affect our ability to retain subjects, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the outbreak, restrictions on travel of patients and healthcare providers, or potential inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as previously disclosed on a Current Report on Form 8-K (File No. 001-38886) that we filed with the SEC on April 7, 2022, we did not sell or issue any equity securities during the three months ended June 30, 2022 that were not registered under the Securities Act of 1933, as amended.

Item 5. Other Information.

On August 8, 2022, William Forbes, our Chief Development Officer, notified us that he would be stepping down, effective September 1, 2022. Dr. Forbes has agreed to continue to serve as a consultant to us following the termination of his employment with us.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

10.1

Amendment No. 1 to the Sales Agreement, dated May 13, 2022, by and between the Registrant and SVB Securities LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on May 16, 2022)

10.2

Securities Purchase Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

10.3

Registration Rights Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

10.4

Third Amendment to Loan and Security Agreement, dated April 6, 2022, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File no. 001-38886) filed with the SEC on April 7, 2022)

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

TREVI THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)