Form 10-Q
period 2022-09-30
Trevi Therapeutics, Inc.
filed 2022-11-10
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 59,922,945 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues and profitability, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

our clinical trials, including our planned trials of Haduvio for the treatment of chronic cough in adults with idiopathic pulmonary fibrosis, or IPF, and for refractory chronic cough, and our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;

•

our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in adults with IPF and for other chronic cough indications and for the treatment of prurigo nodularis;

•	our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•	the timing of and our ability to submit applications for and to obtain and maintain regulatory approvals for Haduvio;
•

our expectations regarding our ability to fund our operating expenses, including our planned clinical trials, and our capital expenditure requirements with our cash, cash equivalents and marketable securities;

•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	our ability to establish and maintain collaborations; and
•	the impact of the COVID-19 pandemic and other outbreaks of infectious disease on our clinical trials, business and operations, and our response to the COVID-19 pandemic and any other such outbreaks.

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

•

We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in adults with IPF and refractory chronic cough, as well as for the treatment of prurigo nodularis. Before commencing the trials, we plan to discuss the design of the trials with regulatory authorities and will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in adults with IPF. Changes in the design of planned trials or regulatory delays may affect the timing and costs of the trials and changes in the timing or costs of the trials for these or other reasons may affect our ability to complete the planned trials with our existing cash resources.

•

The outcome of clinical trials may not be predictive of the success of later clinical trials. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 CANAL trial may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough indications, and the results of our Phase 2b/3 PRISM trial in Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future trial in prurigo nodularis.

•

We have experienced delays and difficulties in the enrollment of subjects in our clinical trials in the past, including in our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial. If we experience delays or difficulties in the enrollment of subjects in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll subjects with chronic cough in adults with IPF, refractory chronic cough and prurigo nodularis, and subjects are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat chronic cough in adults with IPF, refractory chronic cough and prurigo nodularis, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain, which may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate.

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

•

Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We are initiating a human abuse liability, or HAL, study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the U.S. Food and Drug Administration, or FDA, may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.

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

•

We contract with third parties to conduct our clinical trials and for the manufacture, storage, packaging and distribution of Haduvio for clinical trials, including a single supplier for the active ingredient in Haduvio. We expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio. If they do not perform satisfactorily, our business could be harmed.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$66,574	$36,830
Marketable securities	59,029	—
Prepaid expenses	1,294	886
Other current assets	421	241
Total current assets	127,318	37,957
Other non-current assets	922	334
Operating lease right-of-use asset	53	131
Property, equipment and leasehold improvements, net	68	53
Total assets	$128,361	$38,475
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,333	$2,849
Accrued expenses	5,249	3,808
Term loan	7,000	5,833
Term loan derivative liability	—	114
Operating lease liability	59	120
Total current liabilities	14,641	12,724
Term loan	3,800	8,652
Operating lease liability	2	24
Other non-current liabilities	15	—
Total liabilities	18,458	21,400
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; and 58,322,517 and 28,505,804 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	58	29
Additional paid-in capital	314,672	197,963
Accumulated other comprehensive loss	(263)	—
Accumulated deficit	(204,564)	(180,917)
Total stockholders’ equity	109,903	17,075
Total liabilities and stockholders’ equity	$128,361	$38,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,769	$4,718	$15,517	$16,805
General and administrative	2,636	2,229	7,733	7,398
Total operating expenses	8,405	6,947	23,250	24,203
Loss from operations	(8,405)	(6,947)	(23,250)	(24,203)
Other income (expense):
Change in fair value of term loan derivative liability	—	(5)	(147)	29
Other expense	—	—	—	(375)
Interest income, net	424	2	623	7
Interest expense	(292)	(303)	(889)	(893)
Total other income (expense), net	132	(306)	(413)	(1,232)
Loss before income taxes	(8,273)	(7,253)	(23,663)	(25,435)
Income tax benefit (expense)	7	(2)	16	15
Net loss	$(8,266)	$(7,255)	$(23,647)	$(25,420)
Basic and diluted net loss per common share outstanding	$(0.12)	$(0.34)	$(0.44)	$(1.25)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	68,898,810	21,607,979	53,221,949	20,390,852

Net loss	$(8,266)	$(7,255)	$(23,647)	$(25,420)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(128)	—	(263)	—
Comprehensive loss	$(8,394)	$(7,255)	$(23,910)	$(25,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity

Balance at June 30, 2022	39,719,572	$40	$256,908	$(135)	$(196,298)	$60,515
Stock-based compensation	—	—	569	—	—	569
Issuance of common stock from exercise of stock options	51,005	—	139		—	139
Issuance of common stock and warrants under public offering, less issuance costs	14,252,670	14	51,170	—	—	51,184
Issuance of common stock from warrant exercise	4,299,270	4	5,886	—	—	5,890
Unrealized losses on available-for-sale marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(8,266)	(8,266)
Balance at September 30, 2022	58,322,517	$58	$314,672	$(263)	$(204,564)	$109,903

Balance at June 30, 2021	21,459,498	$21	$182,857	$—	$(165,142)	$17,736
Stock-based compensation	—	—	540	—	—	540
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	162,026	1	358	—	—	359
Net loss	—	—	—	—	(7,255)	(7,255)
Balance at September 30, 2021	21,621,524	$22	$183,755	$—	$(172,397)	$11,380

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	1,826	—	—	1,826
Issuance of common stock from exercise of stock options	51,005	—	139	—	—	139
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(42)	—	—	(42)
Issuance of common stock from Employee Stock Purchase Plan	33,972	—	23	—	—	23
Issuance of common stock and warrants under public offering and private placement, less issuance costs	18,833,196	19	102,991	—	—	103,010
Issuance of common stock from warrant exercise	10,898,540	10	11,772	—	—	11,782
Unrealized losses on available-for-sale marketable securities	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(23,647)	(23,647)
Balance at September 30, 2022	58,322,517	$58	$314,672	$(263)	$(204,564)	$109,903

Balance at December 31, 2020	18,546,786	$19	$174,240	$—	$(146,977)	$27,282
Stock-based compensation	—	—	2,003	—	—	2,003
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	2,895,518	3	7,120	—	—	7,123
Issuance of common stock from Employee Stock Purchase Plan	9,132	—	17	—	—	17
Issuance of common stock to Lincoln Park Capital Fund (see Note 8)	170,088	—	375	—	—	375
Net loss	—	—	—	—	(25,420)	(25,420)
Balance at September 30, 2021	21,621,524	$22	$183,755	$—	$(172,397)	11,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(23,647)	$(25,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	38
Accretion of available-for-sale marketable securities, net	(268)	—
Change in fair value of term loan derivative liability	147	(29)
Accretion/accrual of term loan discounts and debt issuance costs	419	442
Other expense related to transaction with Lincoln Park Capital Fund, LLC	—	375
Stock-based compensation	1,826	2,003
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(492)	(122)
Accounts payable	(527)	216
Accrued expenses and other liabilities	670	(220)
Net cash used in operating activities	(21,844)	(22,717)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	2,001	—
Purchases of available-for-sale marketable securities	(61,025)	—
Purchases of property, equipment and leasehold improvements	(43)	—
Net cash used in investing activities	(59,067)	—
Financing activities:
Repayments of term loan	(4,083)	—
Payments of financing costs of term loan	(21)	(68)
Proceeds from sale of common stock and warrants under public offering and private placement, net of issuance costs	103,010	—
Proceeds from exercises of warrants	11,782	—
Proceeds from exercises of stock options	139	—
Proceeds from employee stock purchase plan	23	17
Proceeds from at-the-market sales, net of commissions	—	7,505
Payments of offering costs	(195)	(420)
Net cash provided by financing activities	110,655	7,034
Net increase (decrease) in cash and cash equivalents	29,744	(15,683)
Cash and cash equivalents at beginning of period	36,830	45,001
Cash and cash equivalents at end of period	$66,574	$29,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.	Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in adults with idiopathic pulmonary fibrosis (“IPF”) and other chronic cough indications, and for the treatment of prurigo nodularis. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States (“U.S.”) and Europe. The κ- and μ-opioid receptors are known to be critical mediators of cough, itch and certain movement disorders. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes or blocks, the μ-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”).

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to September 30, 2022 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 13.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2022 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021 are unaudited.  The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021.  The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim period or any future year or period.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the Condensed Consolidated Balance Sheet. Marketable securities with an original maturity date greater than 90 days and less than one year at each balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

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

Research and Development (“R&D”) Expenses

All of the Company’s R&D expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include certain payroll and personnel expenses, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to contract research organizations (“CROs”) to conduct certain R&D activities on the Company’s behalf. The Company does not allocate its costs by each indication for which it is developing Haduvio, as a significant amount of the Company’s development activities broadly support all indications. In addition, several of the Company’s departments support the Company’s Haduvio drug candidate development program and the Company does not identify internal costs for each potential indication. The Company expenses both internal and external R&D expenses as they are incurred.

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

If the warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of comprehensive loss as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date.

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

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the stock option, known as the requisite service period (usually the vesting period) on a straight-line basis. For performance-based vesting, the fair value is recognized when the performance conditions are probable of being achieved. The Company reassesses the probability of achieving the performance conditions at each reporting date. Forfeitures are accounted for as they occur.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through September 30, 2022 and December 31, 2021. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease. As the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, based on information available at the commencement date of the lease to determine the present value of the lease payments.

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

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the nine months ended September 30, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the nine months ended September 30, 2022, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.
3.	Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type as of September 30, 2022 are presented in the following table (in thousands):

	September 30, 2022
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$21,830	$—	$(92)	$21,738
Corporate bonds	15,425	—	(171)	15,254
Commercial paper	22,037	—	—	22,037
Total marketable securities	$59,292	$—	$(263)	$59,029

As of September 30, 2022, all remaining contractual maturities of the Company’s available-for-sale marketable securities were due to mature in less than one year.

During the three and nine months ended September 30, 2022, there have been no realized gains or losses on available-for-sale marketable securities.

During the three and nine months ended September 30, 2022,  no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company did not recognize any other-than-temporary impairment losses on marketable securities.
4.	Fair Value Measurements

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and the basis for that measurement, by level within the fair value hierarchy:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets:
Cash equivalents	Money market funds	$65,574	$—	$—	$65,574
Marketable securities	U.S. treasury securities	21,738	—	—	21,738
Marketable securities	Corporate bonds	—	15,254	—	15,254
Marketable securities	Commercial paper	—	22,037	—	22,037
Total assets		$87,312	$37,291	$—	$124,603

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash equivalents	Money market funds	$35,835	$—	$—	$35,835
Total assets		$35,835	$—	$—	$35,835

Financial liabilities:
Term loan derivative liability		$—	$—	$114	$114
Total liabilities		$—	$—	$114	$114

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	September 30, 2022	December 31, 2021
Financial liabilities
Balance at beginning of period	$114	$196
Change in fair value of term loan derivative liability	147	(82)
Net settlements (see Note 7)	(261)	—
Balance at end of period	$—	$114

5.	Leases

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

The incremental borrowing rate used on the Office Space Lease was 13.0%.  The right-of-use asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company had no significant new leases during the nine months ended September 30, 2022.

The Office Space Lease is an operating lease and the remaining term as of September 30, 2022 is less than one year. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	$53	$131
Liabilities:
Operating lease liabilities, current portion	59	120
Operating lease liabilities, long term portion	2	24
Total operating lease liabilities	$61	$144

Future minimum lease payments from September 30, 2022 until the expiration of the operating leases are as follows:

2022	$36
2023	25
2024	2
2025	1
Total lease payments	64
Less: imputed discount rate	(3)
Carrying value of operating lease liabilities	$61

Lease expense under operating leases, including leases of office equipment, was $31 and $29 for the three months ended September 30, 2022 and 2021, respectively, and $92 and $90 for the nine months ended September 30, 2022 and 2021, respectively. Lease payments made in the three months ended September 30, 2022 and 2021 were $36 and $35, respectively, and $95 and $104 for the nine months ended September 30, 2022 and 2021, respectively, with such amounts reflected in the Condensed Consolidated Statements of Cash Flows in operating activities.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accrued R&D projects	$3,018	$2,303
Accrued compensation and benefits	1,069	1,250
Accrued consulting and professional fees	747	176
Accrued other	415	79
Total accrued expenses	$5,249	$3,808

7.	Debt

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. In connection with the Third Amendment, the Company paid $21 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $17 and $11 for the three months ended September 30, 2022 and 2021, respectively, and $54 and $22 for the nine months ended September 30, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The unamortized deferred charges totaled $43 and $76 at September 30, 2022 and December 31, 2021, respectively, and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $2 and $3 for the three months ended September 30, 2022 and 2021, respectively, and $7 and $8 for the nine months ended September 30, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At September 30, 2022 and December 31, 2021, the loan discount-financing costs balance was $5 and $12, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. Accrual of this final payment fee totaled $89 and $118 for the three months ended September 30, 2022 and 2021, respectively, and $309 and $355 for the nine months ended September 30, 2022 and 2021, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At September 30, 2022 and December 31, 2021, $966 and $657 was accrued for the final payment fee, respectively.

Prior to the Third Amendment, the SVB Loan Agreement provided that upon SVB receiving evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan would increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represented a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusted this liability to fair value at each reporting date it remained outstanding, with such adjustments recorded as non-cash charges in other expense, net in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The term loan derivative liability was presented as a current liability on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2021. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss through the SVB Term Loan’s maturity date using the effective interest method. Such amortization was $14 and $19 for the three months ended September 30, 2022 and 2021, respectively, and $49 and $56 for the nine months ended September 30, 2022 and 2021, respectively.  At September 30, 2022 and December 31, 2021, the balance of the term loan discount – interest was $35 and $84, respectively, and is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated

Balance Sheets. Upon entering into the Third Amendment, the Contingent Interest Rate Increase became effective and the Company recorded an increase to the total fair value of the term loan derivative liability of $136 for the three months ended June 30, 2022. The term loan derivative liability was then settled and reclassed to both current and non-current interest payable, which are presented as accrued liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings of $9.9 million and $14.0 million, respectively, under the SVB Term Loan and the term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 was comprised as shown below.

	September 30, 2022	December 31, 2021
Principal outstanding under term loan	$9,917	$14,000
Term loan discount-interest	(35)	(84)
Term loan discount-unamortized deferred charges	(43)	(76)
Term loan discount-financing costs, net of accretion	(5)	(12)
Term loan-final payment fee	966	657
	10,800	14,485
Less current portion	7,000	5,833
Term loan payable, non-current	$3,800	$8,652

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three and nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 6.97% and 5.27%, respectively. For the three and nine months ended September 30, 2021, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 4.25%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest payments	$170	$152	$470	$451
Accrual of the final payment fee	89	118	309	355
Accretion and amortization of term loan discounts	33	33	110	87
	$292	$303	$889	$893

8.	Stockholders’ Equity

As of September 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for future issuance as shown in the table below:

	September 30, 2022	December 31, 2021
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	607,494	665,720
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	4,547,939	3,400,489
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	721,717	470,631
Shares to be issued upon exercise of common stock warrants and pre-funded warrants	48,330,707	20,602,244
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	30,000,000
	84,207,857	55,139,084

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Leerink LLC, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.  The Company began making sales pursuant to the ATM Sales Agreement in July 2020. During the three and nine months ended September 30, 2021, the Company issued and sold an aggregate of 162,026 and 2,895,518 shares of common stock, respectively, for gross proceeds of $0.3 million and $7.7 million, respectively, before deducting estimated commissions and allocated fees of less than $0.1 million and $0.6 million, respectively. No sales were made during the three and nine months ended September 30, 2022.  As of September 30, 2022, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

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

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor, in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance.

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

Total net proceeds from the two October 2021 private placements were $13.7 million, after deducting issuance costs of $1.1 million.

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

Public Offering

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities LLC, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, for the nine months ended September 30, 2022 is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	2,300,000	18,302,244	20,602,244	$1.22
Issued	38,627,003	—	38,627,003	$0.001
Exercised	(2,300,000)	(8,598,540)	(10,898,540)	$1.37
Outstanding as of September 30, 2022	38,627,003	9,703,704	48,330,707	$0.28

As of March 31, 2022, all of the pre-funded warrants from the October 2021 private placements had been exercised at the exercise price of $0.001 per share. The pre-funded and common stock warrants are classified as equity in accordance with ASC 815 given that the pre-funded and common stock warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in permanent equity.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Stock Incentive Plan (the “2012 Plan”) was 5,155,433 as of September 30, 2022, of which 1,013,526 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 1,140,232 shares and 741,871 shares, equal to 4% of the Company’s then-outstanding common stock.

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

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of September 30, 2022 and December 31, 2021, respectively, options to purchase 3,534,413 shares and 2,263,752 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of September 30, 2022 and December 31, 2021, respectively, options to purchase 607,494 and 665,720 shares of common stock, were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of stock options to purchase 450,875 shares of common stock with performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2021, vest based on the timing and successful results of the Company’s PRISM or CANAL clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the nine months ended September 30, 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	2,929,472	$4.51
Granted	1,352,250	$0.90
Forfeited	(52,513)	$3.59
Expired	(36,297)	$5.67
Exercised	(51,005)	$2.73
Outstanding as of September 30, 2022	4,141,907	$3.35
Options exercisable as of September 30, 2022	2,107,177	$4.68
Options unvested as of September 30, 2022	2,034,730	$1.99

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 803,976 as of September 30, 2022, of which 721,717 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 285,058 shares and 185,467 shares, in each case equal to 1% of the Company’s then-outstanding common stock.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expense	$371	$371	$1,195	$1,410
Research and development expense	198	169	631	593
	$569	$540	$1,826	$2,003

9.	Income Taxes

As of September 30, 2022 and December 31, 2021, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit (expense) recorded during the three and nine months ended September 30, 2022 and 2021 was to align the Company’s estimates for its state research and development tax credits in each given year.
10.	Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,266)	$(7,255)	$(23,647)	$(25,420)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	68,898,810	21,607,979	53,221,949	20,390,852
Basic and diluted net loss per common share outstanding	$(0.12)	$(0.34)	$(0.44)	$(1.25)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of September 30, 2022, the Company had pre-funded warrants to purchase 38,627,003 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted in both the three and nine months ended September 30, 2022.

The Company’s potential dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2022	2021
Stock Options	4,141,907	3,049,180
Warrants	9,703,704	—
	13,845,611	3,049,180

11.	Collaborative and Licensing Agreements

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

The Company also has commitments under lease and licensing agreements (Note 5 and Note 11).
13.	Subsequent Event

On October 25, 2022, the Company sold 1,600,428 shares of common stock at $1.93 per share to the Underwriters upon the exercise of the Option pursuant to the Underwriting Agreement for gross proceeds of approximately $3.1 million (Note 8).

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in adults with idiopathic pulmonary fibrosis, or IPF, and other chronic cough indications, and for the treatment of prurigo nodularis.

Chronic Cough. In September 2022, we announced positive data from the full set of subjects in our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in adults with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in adults with IPF that we conducted at multiple sites in the United Kingdom. In total, we enrolled 38 subjects in the study. In the full subject data set, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The trial results comparing subjects randomized to Haduvio or placebo showed that:

•

On the primary efficacy endpoint, Haduvio subjects had a 75.1% reduction in daytime cough frequency at end of treatment period vs. study baseline compared to placebo subjects who had a 22.6% reduction, a 52.5% placebo-adjusted change (p<0.0001);

•

Haduvio subjects had a 76.1% reduction in 24-hour cough frequency at end of treatment period vs. study baseline compared to placebo subjects who had a 25.3% reduction, a 50.8% placebo-adjusted change (p<0.0001);

•

In a post-hoc analysis, 97% of Haduvio subjects had at least a 30% reduction in 24-hour cough frequency compared to 35% of placebo subjects, signifying a clinically meaningful reduction in cough (p<0.0001);

•

Subjects on Haduvio experienced a statistically significant improvement as measured by their patient reported outcomes compared to placebo over the 3-week treatment period in the EXACT2: Cough Frequency Score (p=0.001) and Cough Severity Numerical Rating Scale (p=0.0001); and

•

Based on the Clinical Global Impression of Change rating measuring clinicians’ view of change since the start of the trial, 62% of Haduvio subjects improved vs. baseline compared to 19% of placebo subjects (p=0.01).

The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations. There were two serious adverse events reported during the trial, neither of which was considered by the investigator to be treatment related. Adverse events most commonly observed during the trial were nausea, fatigue, constipation, dizziness, somnolence, vomiting, headache, anxiety and depression.

We are in discussions with the U.S. Food and Drug Administration, or FDA, regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in adult patients with IPF. We expect the objectives for the next trials will be to determine the minimally effective dose in this patient population as well as the safety in this specific patient population. Subject to alignment with the FDA, we aim to initiate these trials in the first half of 2023. We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, which we anticipate commencing in 2023. We will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in adults with IPF.

Prurigo Nodularis.  In June 2022, we reported positive results in our Phase 2b/3 clinical trial of Haduvio in prurigo nodularis, which we refer to as the Phase 2b/3 PRISM trial. The Phase 2b/3 PRISM trial was a randomized, double-blind, placebo controlled, two-arm treatment study that was designed to evaluate the safety and efficacy of Haduvio in patients in the United States and Europe. In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The trial results comparing subjects randomized to Haduvio (n=168) or placebo (n=176) showed that:

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

•

55% of Haduvio subjects had at least a 1-category improvement in the 5-point scale in their Prurigo Activity Scale (PAS) (pruriginous lesions with excoriations), vs. 38% on placebo (p=0.006) as evaluated at week 14; and

•	Haduvio subjects experienced significantly greater improvements in PROMIS sleep disturbance short form 8a vs. placebo (p=0.0002) at week 14, which was statistically significant as early as week 6.

The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials. During the double-blind titration period (weeks 1-2), treatment-emergent adverse events, or TEAEs, were more common in the Haduvio-treated subjects (66.1%) vs. placebo-treated subjects (31.3%). During the 12-week fixed-dose period, the occurrence of TEAEs were generally similar between Haduvio and placebo groups (48% Haduvio, 45% placebo). Discontinuations during the 14 weeks of the trial were 36.9% in Haduvio-treated subjects vs. 19.3% in placebo-treated subjects.  During the 14-week double-blind portion of the Phase 2b/3 PRISM trial, eight subjects on Haduvio and six subjects on placebo experienced at least one treatment emergent serious adverse event, or SAE. None of the SAEs were considered by the investigator to be treatment-related. Adverse events most commonly observed with Haduvio were nausea, dizziness, headache, and constipation.

We are continuing to conduct the open-label extension portion of the Phase 2b/3 PRISM trial, which we expect to complete in the first quarter of 2023. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA in the first quarter of 2023. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the timing and conduct of a Phase 3 clinical trial. We will need to obtain additional funding prior to commencing any Phase 3 clinical trial.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2022, we had an accumulated deficit of $204.6 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough indications or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

In May 2019, we issued and sold 5,500,000 shares of common stock in our initial public offering, or the IPO, and 1,500,000 shares of common stock in a concurrent private placement, in each case at an offering price of $10.00 per share, for combined net proceeds of $62.1 million after deducting aggregate underwriting discounts and commissions and private placement agent fees of $4.9 million and other offering expenses of $3.0 million. Upon the closing of the IPO, our preferred stock then outstanding converted into an aggregate of 10,381,234 shares of common stock.

In June 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we amended the ATM Sales Agreement with SVB Leerink to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.  Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of September 30, 2022, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

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

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of November 10, 2022, 1,851,852 of the warrants to purchase shares of common stock that are to expire in April 2025 and 7,851,852 of the warrants to purchase shares of common stock that are to expire in October 2028 remained outstanding.

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

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities LLC, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The

Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $125.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the next trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, the ongoing open-label extension portion of our Phase 2b/3 PRISM trial for prurigo nodularis, a human abuse liability, or HAL, study to further characterize the abuse potential of oral nalbuphine.

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

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response thereto have had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. While the current trajectory of the COVID-19 pandemic is uncertain, in the future we may continue to experience adverse impacts on our clinical trial activities, business operations, financial condition, and prospects as a result of the future evolution of the virus, among other factors.

We experienced restrictions and delays at our clinical sites for both our Phase 2b/3 PRISM and Phase 2 CANAL trials. The COVID-19 pandemic or other outbreaks of infectious disease may also adversely affect our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, and may result in further disruptions to our clinical trials due to prioritization of hospital and medical resources toward the pandemic, restrictions on travel of patients and healthcare providers, potential unwillingness of patients to enroll in trials at this time or the inability of patients to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress towards regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

The COVID-19 pandemic may also affect employees of third-party contract research organizations that we rely upon to carry out our clinical trials. The spread of COVID-19 or another infectious disease could also negatively affect the operations at our third-party suppliers, which could result in delays or disruptions in the supply of drug product used in our clinical trials.

Components of Operating Results

Operating Expenses

Research and Development Expenses

For the periods presented, all of our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include personnel-related costs, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to contract research organizations, or CROs, to conduct certain research and development activities on our behalf. We do not allocate all of our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

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

Other Expense, Net

Change in Fair Value of Term Loan Derivative Liability

In connection with the SVB Term Loan, prior to the Third Amendment (as defined below) to the SVB Loan Agreement, upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan would increase by 2.00%. This contingent interest rate increase represented a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification or ASC, 815, Derivatives and Hedging and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjusted this liability to fair value at each reporting date it remained outstanding. We recognized changes in the fair value of this term loan derivative in our statements of comprehensive loss as a component of other expense, net. See below as discussed under “—Results of Operations—Operating Expenses—Other Expense, Net.”

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$5,769	$4,718	$1,051
General and administrative	2,636	2,229	407
Total operating expenses	8,405	6,947	1,458
Loss from operations	(8,405)	(6,947)	(1,458)
Other income (expense):
Change in fair value of term loan derivative liability	—	(5)	5
Interest income, net	424	2	422
Interest expense	(292)	(303)	11
Total other income (expense), net	132	(306)	438
Loss before income taxes	(8,273)	(7,253)	(1,020)
Income tax benefit (expense)	7	(2)	9
Net loss	$(8,266)	$(7,255)	$(1,011)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Clinical development expenses	$4,126	$3,175	$951
Personnel and related expenses	851	1,018	(167)
Consulting expenses and professional fees	550	377	173
Stock-based compensation expenses	198	91	107
Other research and development expenses	44	57	(13)
Total research and development expenses	$5,769	$4,718	$1,051

Research and development expenses for the three months ended September 30, 2022 increased to $5.8 million from $4.7 million for the corresponding period in 2021, primarily due to startup activities for our planned trials including purchases of clinical trial supplies and increased costs associated with increased activity in our Phase 2 CANAL trial as compared to the third quarter of 2021, offset by a reduction in costs associated with decreased activity in our Phase 2b/3 PRISM trial due to the completion of the blinded portion of the trial in the second quarter of 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 increased to $2.6 million from $2.2 million for the corresponding period in 2021, primarily due to higher legal fees associated with intellectual property filings and increased market research costs.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2022 was $0.1 million compared to other expense, net of $0.3 million for the corresponding period in 2021. The change was primarily due to an increase in interest income of $0.4 million due to higher cash equivalent and marketable securities balances and higher interest rate yields.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$15,517	$16,805	$(1,288)
General and administrative	7,733	7,398	335
Total operating expenses	23,250	24,203	(953)
Loss from operations	(23,250)	(24,203)	953
Other (expense) income:
Change in fair value of term loan derivative liability	(147)	29	(176)
Other expense	—	(375)	375
Interest income, net	623	7	616
Interest expense	(889)	(893)	4
Total other expense, net	(413)	(1,232)	819
Loss before income taxes	(23,663)	(25,435)	1,772
Income tax benefit	16	15	1
Net loss	$(23,647)	$(25,420)	$1,773

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Clinical development expenses	$10,005	$11,223	$(1,218)
Personnel and related expenses	3,044	3,460	(416)
Consulting expenses and professional fees	974	1,375	(401)
Other research and development expenses	863	154	709
Stock-based compensation expenses	631	593	38
Total research and development expenses	$15,517	$16,805	$(1,288)

Research and development expenses for the nine months ended September 30, 2022 decreased to $15.5 million from $16.8 million for the corresponding period in 2021, primarily due to decreased clinical trial recruitment and other activity costs in our Phase 2b/3 PRISM trial due to the completion of the blinded portion of the trial in the second quarter of 2022, decreased consulting expenses and professional fees due to a reduction in our use of consulting services and the non-recurrence of professional recruiting fees related to hirings in the prior year period and decreased personnel-related expenses primarily due to severance in the prior year period that did not recur.  These decreases were partially offset by an increase in startup activities for our planned trials including purchases of clinical trial supplies.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 increased to $7.7 million from $7.4 million for the corresponding period in 2021. The increase was primarily due to higher market research costs.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2022 was $0.4 million compared to $1.2 million for the corresponding period in 2021. The decrease in expense was primarily due to an increase in interest income of $0.6 million due to higher cash equivalent and marketable securities balances and higher interest rate yields. The decrease was also due to the non-recurrence of a $0.4 million expense from the prior year period related to the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement. These decreases were partially offset by the increase of $0.2 million attributable to expense being recognized for the change in fair value and settlement of the term loan derivative liability.

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

In June 2020, we entered into the ATM Sales Agreement under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we amended the ATM Sales Agreement with SVB Leerink LLC to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of September 30, 2022 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. During the three and nine months ended September 30, 2022, we sold no shares of common stock under the ATM Sales Agreement.

On June 18, 2021, we entered into the LPC Purchase Agreement with Lincoln Park for an equity line financing. The LPC Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of shares of common stock, at our sole discretion, over a 24-month period commencing on July 23, 2021. We filed a registration statement on Form S-1 covering the resale of shares of common stock that are issued to Lincoln Park under the LPC Purchase Agreement, which was declared effective on July 14, 2021. As part of the LPC Purchase Agreement, we issued 170,088 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the LPC Purchase Agreement. Under the terms of the October 2021 Private Placements, we agreed to not issue or sell additional shares under the LPC Purchase Agreement on or prior to April 6, 2023.

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

On July 6, 2021, we and SVB entered into the First Amendment to the SVB Loan Agreement, or the First Amendment. The First Amendment modified the conditions under which we were required to cash collateralize outstanding amounts owed to SVB under the SVB Loan Agreement. Under the First Amendment, if we failed to receive positive data in our Phase 2b/3 PRISM trial or, prior to June 30, 2022, failed to raise sufficient net proceeds from the sale of equity securities to finance our planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and our ongoing operations, each of which we refer to as a Milestone Condition, we would have been required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could have been used by SVB to prepay the SVB Term Loan at any time. In addition, the First Amendment provided that if we failed to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB, or the Minimum Required Cash, at any time prior to the satisfaction of all the Milestone Conditions, we would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. We would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if we did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. We satisfied this equity funding condition through a combination of equity issuances under our ATM Sales Agreement and the proceeds from the October 2021 Private Placements.

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

Private Placements

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements (i) an aggregate of 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. Of the accompanying common stock warrants, warrants to purchase an aggregate of 9,151,122 shares will expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares will expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of November 10, 2022, 1,851,852 of the warrants to purchase shares of common stock that are to expire in April 2025 and 7,851,852 of the warrants to purchase shares of common stock that are to expire in October 2028, remained outstanding.

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

Public Offering

On September 27, 2022, we issued and sold in the September 2022 Offering 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to the Underwriting Agreement. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an Option, exercisable for 30 days, to purchase up to an additional 4,275,000 Additional Shares at the same price per share. The initial closing of the September 2022 Offering occurred on September 27, 2022. Subsequent to the initial closing, the Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares. The Option closing occurred on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(21,844)	$(22,717)	$873
Net cash used in investing activities	(59,067)	—	(59,067)
Net cash provided by financing activities	110,655	7,034	103,621
Net increase (decrease) in cash and cash equivalents	$29,744	$(15,683)	$45,427

Operating Activities

During the nine months ended September 30, 2022, operating activities used $21.8 million of net cash, resulting from our net loss of $23.6 million and net changes in our operating assets and liabilities of $0.4 million, offset by non-cash charges of $2.2 million. The non-cash charges consisted primarily of stock-based compensation expense of $1.8 million and $0.4 million of accretion/accrual of term loan discounts and debt issuance costs, offset by $0.3 million of accretion of our available-for-sale marketable securities. Changes in our operating assets and liabilities consisted of a $0.5 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other current assets, partially offset by a $0.6 million increase in accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of vendor invoices. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments of our corporate insurance policies as well as an increase in interest income receivable related to our marketable securities. The increase in accrued expenses and other liabilities was primarily due to increased accruals for research, development and clinical trial work performed by our CROs and increased accruals for consulting and professional fees partially offset by a decrease in accrued compensation and benefits.

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

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $59.1 million, primarily related to purchases of and proceeds from maturities of available-for-sale marketable securities. During the nine months ended September 30, 2021, no cash was provided by or used in investing activities.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $110.7 million, primarily consisting of net cash proceeds from our April 2022 Private Placement and our September 2022 Offering of $103.0 million, cash proceeds of $11.8 million from the exercise of warrants and cash proceeds from the exercise of stock options of $0.1 million, partially offset by repayments of $4.1 million on the SVB Term Loan and payments of offering costs of $0.2 million.

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

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•	the next trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF;
•	our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough;
•	our HAL study; and
•	our ongoing open-label extension portion of our Phase 2b/3 PRISM trial in patients with prurigo nodularis.

Generally, regulatory authorities require two adequate and well-controlled studies for approval. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of cough in adults with IPF, our planned Phase 2 clinical trial in refractory chronic cough, and our ongoing open-label extension portion of our Phase 2b/3 PRISM trial, as well as of any future product candidates;

•	the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•

the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our HAL study and a potential Thorough QT study;

•	the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•

the costs of commercialization activities for Haduvio for the treatment of chronic cough in adults with IPF or for any other chronic cough indications or for the treatment of prurigo nodularis or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in adults with IPF or for any other chronic cough indications or for the treatment of prurigo nodularis or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any other chronic cough indications or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

We believe that our existing cash, cash equivalents and marketable securities, including the gross proceeds we received in October 2022 from the sale of the Additional Shares to the Underwriters upon the partial exercise of their Option in the September 2022 Offering, will enable us to fund our operating expenses and capital expenditure requirements into 2026, subject to agreement with the FDA on the next clinical trials of Haduvio for the treatment of chronic cough in adults with IPF. This does not consider the cost of any additional clinical trial that we may determine to conduct for the treatment of prurigo nodularis.

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in adults with IPF or refractory chronic cough or for the treatment of prurigo nodularis or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. For example, in connection with the SVB Term Loan, we granted a security interest on all of our assets, excluding our intellectual property, agreed to a negative pledge on our intellectual property, agreed to restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change in control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates and agreed to cash collateralize the SVB Term Loan in certain circumstances. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 are the most important to understanding and evaluating our reported financial results. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the nine months ended September 30, 2022, which could be expected to materially impact our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the nine months ended September 30, 2022 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $23.6 million and $33.9 million for the nine months ended September 30, 2022 and for the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $204.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to the ATM Sales Agreement we entered into in June 2020, which we refer to as the ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan, proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements, proceeds from the private placement we completed in April 2022, or the April 2022 Private Placement, proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements and proceeds from the public offering we completed in September 2022, or the September 2022 Offering. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials of Haduvio, including the next trial we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, a Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough as well as our ongoing open-label extension portion of our Phase 2b/3 PRISM trial and subsequent trials;

•

complete other development work required for the filing of a new drug application, or NDA, with the FDA, and the filing of marketing authorization applications, or MAAs, with the EMA and the MHRA, for Haduvio;

•

seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in adults with IPF, other chronic cough indications, and/or for the treatment of prurigo nodularis, or for any future product candidate that successfully completes clinical trials, if any;

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

We were founded and commenced operations in 2011. Our operations to date have been limited to financing and staffing our company and conducting preclinical and clinical development of Haduvio. We have not yet demonstrated an ability to successfully complete clinical development of any product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization of any products. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2022 and the year ended December 31, 2021, we used net cash of $21.8 million and $28.9 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of September 30, 2022, our cash, cash equivalents and marketable securities were $125.6 million. In October 2022, we received approximately $3.1 million in gross proceeds from the partial exercise of the underwriters’ option to purchase additional shares of our common stock in connection with the September 2022 Offering, or the Option. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•	conduct the next trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF;
•	conduct our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough;
•	conduct our HAL study to further characterize the abuse potential of oral nalbuphine; and
•	complete the ongoing open-label extension portion of our Phase 2b/3 PRISM trial in patients with prurigo nodularis;

In addition, we may incur additional expenses:

•	if we determine to conduct an additional clinical trial for the treatment of prurigo nodularis;
•

if we acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials; and

•	as a result of the COVID-19 pandemic or other outbreaks of infectious disease and resulting clinical trial delays and interruptions.

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in adults with IPF, for refractory chronic cough or for prurigo nodularis, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We indicated that there were a number of factors that raised substantial risks about our ability to continue as a going concern as of the date of our Annual Report on Form 10-K for the year ended December 31, 2021 without additional capital. We believe that our existing cash, cash equivalents and marketable securities, including the proceeds from the exercise of the Option in October 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•

the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in adults with IPF, our planned Phase 2 clinical trial in refractory chronic cough, and our ongoing open-label extension portion of our Phase 2b/3 PRISM trial as well as any future product candidates;

•	the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•

the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our HAL study and a potential Thorough QT, or TQT, study;

•	the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•	the extent to which rising inflation increases the expenses related to our clinical trials;
•

the costs of commercialization activities for Haduvio for the treatment of chronic cough in adults with IPF or any other chronic cough indications or for the treatment of prurigo nodularis or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in adults with IPF or for any other chronic cough indications or for the treatment of prurigo nodularis, or from any future product candidates;

•

our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in adults with IPF or for any other chronic cough indications or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

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

On August 13, 2020, we entered into a Loan and Security Agreement, or the SVB Loan Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan to us in the original principal amount of $14.0 million, or the SVB Term Loan. The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The Federal Reserve has recently raised interest rates to combat the effects of recent high inflation and may raise interest rates further in the future. The increase in interest rates by the Federal Reserve has caused, and could in the future continue to cause, the prime rate to increase, which has increased and could in the future further increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness.

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

We expect our expenses to increase substantially in connection with our planned operations, particularly as we:

•	conduct the next clinical trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF;
•	conduct our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough;
•	conduct our HAL study to further characterize the abusive potential of oral nalbuphine; and
•	complete the open-label extension portion of our Phase 2b/3 PRISM trial.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough indications, and for the treatment of prurigo nodularis. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced programs are the development of Haduvio for the treatment of chronic cough in adults with IPF and for the treatment of prurigo nodularis. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in adults with IPF or for the treatment of prurigo nodularis are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough conditions and for the treatment of prurigo nodularis will depend on several factors, including the following:

•

initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we plan to conduct for the treatment of chronic cough in adults with IPF, which are subject to the submission and clearance by the FDA of an IND for such trials;

•	completing the open-label extension portion of our Phase 2b/3 PRISM trial and determining the next steps for the program after discussions with the FDA;
•	completion of other supportive clinical studies such as our HAL study, a potential physical dependence study and a potential TQT study;
•	demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA, MHRA and other comparable regulatory authorities for marketing approval;
•	receiving timely marketing approvals from applicable regulatory authorities;
•	managing the extent and cost of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishing and maintaining arrangements with our third-party supplier of drug substance for Haduvio;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough indications, and for the treatment of prurigo nodularis. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough, chronic pruritus, and other serious neurologically mediated conditions and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in adults with IPF and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication or for any other serious neurologically mediated condition will be effective or safe, obtain regulatory approval or be commercially successful.

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

•

subject enrollment in clinical trials may be slower than we anticipate, whether as a result of the COVID-19 pandemic or other outbreaks of infectious disease or otherwise, or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;

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

In addition to the above, the COVID-19 pandemic or other outbreaks of infectious disease could adversely affect our clinical trial operations worldwide, including our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or other infectious diseases. The COVID-19 pandemic could also result in further delays in our clinical trials due to prioritization of hospital and medical resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Furthermore, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions. While the current trajectory of the COVID-19 pandemic is uncertain, in the future we may continue to experience adverse impacts on our clinical trial activities, business operations, financial condition, and prospects as a result of the future evolution of the virus, among other factors.

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough conditions or for the treatment of prurigo nodularis or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

In addition, although the primary endpoint in our future clinical trials of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough indications is likely to be measured using an objective cough monitor, we will need to validate a supportive PRO instrument of the primary endpoint.  There is not a validated PRO instrument now that has been accepted for chronic cough indications.

In addition, PROs have historically been observed to have high placebo group response rates. We observed this in some of our clinical trials of Haduvio. The variability of PRO measures may be greater than other measures used for clinical trial assessments, and that variability can complicate clinical trial design, adversely impact the ability of a trial to show a statistically significant improvement and generally adversely impact a clinical development program by introducing additional uncertainties.

The variability of PRO measures and related high placebo response rates have adversely impacted clinical results of other therapies being tested and could adversely impact our clinical development of Haduvio. The FDA could also require changes in the PROs we are currently using or indicate that the PROs we are using are insufficient for demonstrating efficacy, potentially delaying clinical development of Haduvio, increasing our costs and making additional clinical trials necessary.

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

•	the impact of the COVID-19 pandemic and other outbreaks of infectious disease.

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in adults with IPF and for the treatment of prurigo nodularis is dependent upon our ability to enroll a sufficient number of subjects with these severe conditions. We experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial, which delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough in adults with IPF, refractory chronic cough or prurigo nodularis, which are the same conditions for which we are or will be conducting clinical trials, and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the U.S. or Europe to treat chronic cough in adults with IPF or refractory chronic cough, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of off-label therapeutic approaches they currently use in order to participate in our clinical trials. Additionally, Dupixent (dupilumab), an injectable prescription medicine, was approved by the FDA for the treatment of prurigo nodularis in September 2022, and many patients also use various treatments off-label for the treatment of prurigo nodularis, such as antihistamines or gabapentin; these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of Dupixent or any off-label therapeutic approaches to participate in our clinical trials.

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

In addition, Haduvio, as a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. κ-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the dual κ-opioid receptor agonist and μ-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. μ-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts and are associated with respiratory depression and potential cardiac risk. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. To support our planned submission of an NDA to the FDA for Haduvio, we may be required to conduct a clinical trial of Haduvio to assess respiratory depression and cardiac risk and, due to the association of opioids with endocrine dysfunction, a clinical trial to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims.

In our clinical trials of Haduvio for the treatment of prurigo nodularis, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, anxiety, depression, constipation and somnolence. In our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in adults with IPF, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, constipation and somnolence.

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

Many currently approved μ-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While Haduvio has a μ-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of μ-opioids. We are initiating a HAL study to further characterize the abuse potential of oral nalbuphine. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of Haduvio. We cannot predict whether a REMS program would be required as part of FDA approval of Haduvio and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of Haduvio, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize Haduvio. Furthermore, risks of Haduvio that are not adequately addressed through a proposed REMS program for Haduvio may also prevent or delay any approval for commercialization.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in future clinical trials despite demonstrating positive results in preclinical studies or earlier clinical trials. The results of our Phase 2 CANAL trial for the treatment of chronic cough in adults with IPF may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough indications, and the results of our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future clinical trial in prurigo nodularis. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

In addition, some of our data for Haduvio for the treatment of cough and pruritus is drawn from post hoc analyses of data subsets from our Phase 2 clinical trials of Haduvio. While we believe these data may be useful in informing the design of future Phase 3 clinical trials for Haduvio, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

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

If Haduvio is approved for the treatment of chronic cough in adults with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in adults with IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil, which is being developed by Algernon Pharmaceuticals. We expect that it might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of chronic refractory cough and unexplained chronic cough by companies including Merck, Shionogi, and Bellus Health. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in adults with IPF.

If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with Dupixent (dupilumab), an injectable prescription medicine which was jointly developed by Sanofi and Regeneron and which was approved by the FDA for the treatment of prurigo nodularis in September 2022. Sanofi has announced its plans to make regulatory submissions around the world for this indication in 2022.  We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, and oral or injectable antihistamines. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; vixarelimab, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK1, receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; M1880C, a topical non-steroidal anti-inflammatory drug, or NSAID, being developed by Maruho; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

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

We do not independently conduct clinical trials of our product candidate. We rely and expect to continue to rely, on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of Haduvio and any future product candidate that we may develop. These third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work on a clinical trial. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees and except for remedies available to us under our agreements with our contractors, we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. These third parties may also be impacted by developments in the COVID-19 pandemic or other outbreaks of infectious disease, or government measures taken in response to the pandemic or other such outbreaks, in ways that negatively impact their ability to fulfill their contractual obligations to us in connection with our clinical trials, even if we are not otherwise directly affected by such developments or measures. Additionally, these third parties may have relationships with other commercial entities, including potential competitors, for which they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. Third parties may not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our protocols. For example, we have terminated clinical investigators from our previous clinical trials due to suspected non-compliance with regulatory requirements. If the third parties on which we rely do not carry out their duties, meet their deadlines or comply with regulatory requirements, we will not be able to, or may be delayed in our efforts to, successfully commercialize Haduvio or any future product candidate. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and we may not be able to generate revenues or become profitable.

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

Issued patents that we have, may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with any products that we are able to develop and commercialize. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications, or ANDAs, to the FDA claiming that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable or find that competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Our competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable or both. In any patent infringement proceeding, there is a risk that a court will decide that one of our patents is invalid or unenforceable, in whole or in part and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time-consuming, its outcome would be uncertain and it could prevent or delay us from developing or commercializing Haduvio or any future product candidate.

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

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally, it could include terms that impede or eliminate our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing Haduvio or any future product candidate or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S., including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011 and many of the substantive changes became effective on March 16, 2013. The America Invents Act reformed U.S. patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system, expanding the definition of prior art and developing a post-grant review system. This legislation changes U.S. patent law in a way that may weaken our ability to obtain patent protection in the U.S. for those applications filed after March 16, 2013.

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the U.S., including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third-party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise grounds of invalidity based on lack of novelty or obviousness using published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third-party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third-party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

Many of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure, non-competition and non-solicitation agreements or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third-party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third-party and we could be required to obtain a license from such third-party to commercialize Haduvio or any future product candidate. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in adults with IPF or for the treatment of prurigo nodularis, or any other development program, satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

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

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate. As a result, we cannot predict when or if and in which territories, we will obtain marketing approval to commercialize a product candidate.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in adults with IPF or refractory chronic cough and for the treatment of prurigo nodularis. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in adults with IPF or refractory chronic cough, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. While we have conducted, or may in the future conduct, clinical trials to evaluate the use of Haduvio to treat cough conditions other than chronic cough in adults with IPF and pruritic conditions other than prurigo nodularis, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA, MHRA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars.  This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years.  Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation.  Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer, and Thomas Sciascia, M.D., our Chief Scientific Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Ms. Good and Dr. Sciascia, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. For instance, on August 8, 2022, Dr. William Forbes notified the Company that he would be stepping down as Chief Development Officer, effective September 1, 2022. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of September 30, 2022, we had 23 employees. We expect to experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In June 2020, we entered into the ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $12.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. In May 2022, we amended the ATM Sales Agreement with SVB Leerink LLC to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. As of September 30, 2022, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of November 10, 2022, 6,000,000 of the warrants to purchase shares of common stock that are to expire in October 2028 remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of November 10, 2022, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of November 10, 2022, all of the pre-funded warrants issued to purchasers in the 2022 Private Placement remained outstanding.

Finally, on September 27, 2022, we issued in the September 2022 Offering an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock, the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of November 10, 2022, all of the pre-funded warrants issued to purchasers in the September 2022 Offering remained outstanding.

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

As part of our October 2021 Private Placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 have been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering.

As discussed above, the common stock warrants issued to the Initial Private Placement Investor are subject to the Initial Investor Beneficial Ownership Limitations, the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations and the pre-funded warrants issued to certain purchasers in the September 2022 Offering are subject to the September 2022 Offering Beneficial Ownership Limitations. Although the Initial Private Placement Investor’s warrants are subject to the Initial Investor Beneficial Ownership Limitations, the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations and the pre-funded warrants issued to the purchasers in the September 2022 Offering are subject to the September 2022 Offering Beneficial Ownership Limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the Initial Private Placement Investor, NEA and the other purchasers in the April 2022 Private Placement and the September 2022 Offering may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the Initial Private Placement Investor, NEA, the purchasers in the April 2022 Private Placement and/or the purchasers in the September 2022 Offering on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

Furthermore, in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, the holders of warrants would be entitled to receive, with respect to each share of common stock issuable upon exercise of the warrants then held by them and, and in the case of the Initial Private Placement Investor, without regard to the Beneficial Ownership Limitations, the same amount and kind of securities, cash or property as they would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. Although the Initial Private Placement Investor’s beneficial ownership of our common stock is reported as 9.99% as a result of the application of the Beneficial Ownership Limitations, in the event of a sale of our company, the Initial Private Placement Investor would receive sale consideration without regard to the Beneficial Ownership Limitations. In such a sale, the Initial Private Placement Investor would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than is represented by its reported beneficial ownership of our common stock. In addition, pursuant to the terms of the common stock warrants issued to both the Initial Private Placement Investor and NEA in our October 2021 Private Placements, in specified circumstances upon a fundamental transaction by us, such warrant holders may have the right to require us to repurchase their common stock warrants at their fair value using a Black Scholes option pricing formula. As a result, in the event of a sale of our company, the Initial Private Placement Investor and NEA may be entitled to receive a significantly larger portion of the total proceeds distributable to our stockholders than they would if they exercised the warrants immediately prior to the transaction, and our stockholders could receive significantly less than they otherwise would in such a transaction.

Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

Ownership of our common stock is concentrated among our executive officers and directors and their affiliates, who have significant influence over our business, which may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 37.1% of our common stock as of November 10, 2022. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

As a public company and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we incur and will continue to incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time in complying with these requirements, which could negatively impact our financial results. Current and changing laws, rules and regulations relating to corporate governance and public disclosure may increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it and we expect that they may continue to make it, more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are evaluating these rules and regulations and cannot currently predict or estimate the additional costs we may incur or the timing of such costs. In addition, these laws, rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested in and intend to continue to invest in, resources to comply with evolving laws, rules and regulations and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, rules and regulations, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the trading price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•

require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or bylaws.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer, other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws or governed by the internal affairs doctrine. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in the U.S. federal courts or any other claim for which U.S. federal courts have exclusive jurisdiction.

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

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, the clinical sites in our Phase 2 CANAL trial for chronic cough in adults with IPF experienced delays in the enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. Any trials we may conduct in the future for the treatment of chronic cough in adults with IPF or other chronic cough conditions could be delayed or negatively impacted by the COVID-19 pandemic or other outbreaks of infectious diseases due to the vulnerability of this patient population to respiratory illness. In addition, in our Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. Although the Phase 2 CANAL trial has concluded and the Phase 2b/3 PRISM trial open-label extension is ongoing, the COVID-19 pandemic and other outbreaks of infectious disease could still adversely affect our ability to retain subjects, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and other infectious diseases and may result in further disruptions to our clinical trials in the future due to prioritization of hospital and medical resources toward the pandemic or future outbreaks, restrictions on travel of patients and healthcare providers, or potential inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

We cannot presently predict the scope and severity of the disruptions we may experience or continue to experience as a result of the COVID-19 pandemic or other outbreaks of infectious disease. If we or any of the third parties with whom we engage experience business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected. Additionally, the pandemic has already caused significant disruptions in the financial markets and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. While the current trajectory of the COVID-19 pandemic is uncertain, in the future we may continue to experience adverse impacts on our clinical trial activities, business operations, financial condition, and prospects as a result of the future evolution of the virus, among other factors.

Item 5. Other Information.

On October 25, 2022, we and Dr. Thomas Sciascia, our Chief Medical Officer, agreed that effective November 14, 2022, Dr. Sciascia would cease to serve as our Chief Medical Officer and would instead begin to serve as our Chief Scientific Officer.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the Securities and Exchange Commission on September 23, 2022)

10.1*	Consulting Services Agreement, dated August 31, 2022, by and between the Registrant and William P. Forbes

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)