Form 10-K
period 2022-12-31
Trevi Therapeutics, Inc.
filed 2023-03-16
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38886

TREVI THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0834299
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
195 Church Street, 16th Floor New Haven, Connecticut	06510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 304-2499

\

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TRVI	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market, was $65.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2023 was 60,045,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our clinical trials, including our planned trials of Haduvio for the treatment of chronic cough in adults with idiopathic pulmonary fibrosis, or IPF, and for refractory chronic cough and our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
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

•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in adults with IPF and refractory chronic cough. Before commencing the trials, we plan to discuss the design of the trials with regulatory authorities and will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in adults with IPF at sites in the United States. Changes in the design of planned trials or regulatory delays may affect the timing and costs of the trials and changes in the timing or costs of the trials for these or other reasons may affect our ability to complete the planned trials with our existing cash resources.

•
The outcome of clinical trials may not be predictive of the success of later clinical trials. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 CANAL trial may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough indications such as refractory chronic cough, and the results of our Phase 2b/3 PRISM trial in Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future trial in prurigo nodularis.

•
We have experienced delays and difficulties in the enrollment of subjects in our clinical trials in the past, including in our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial. If we experience delays or difficulties in the enrollment of subjects in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll subjects with chronic cough with IPF, refractory chronic cough and prurigo nodularis, and subjects are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat chronic cough associated with IPF, refractory chronic cough and prurigo nodularis, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

•
The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to assess the risk of respiratory depression in patients with IPF. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

•
Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We are conducting a human abuse liability, or HAL, to determine the abuse potential of oral nalbuphine ER relative to butorphanol. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the U.S. Food and Drug Administration, or FDA, may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.

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

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and µ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. The κ- and µ-opioid receptors are known to be critical mediators of cough and itch. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with µ-opioid agonists because it antagonizes, or blocks, the µ-opioid receptor.

IPF and Chronic Cough Programs. IPF is a rare, chronic, progressive lung disease, characterized by scarring and thickening of lung tissue leading to an irreversible loss of lung function and reduced life expectancy. Most patients diagnosed with IPF suffer from a dry, non-productive chronic cough that interrupts their daily living and contributes to poor quality of life. Chronic coughing can have a debilitating physical and psychosocial burden, exacerbate concomitant respiratory disease, cause loss of sleep and reduce mobility. Cough is an independent predictor of disease progression in IPF, and therefore we believe cough may contribute to the progression of the underlying disease.

Approximately 140,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have IPF. In addition, up to 85% of IPF patients are reported to suffer from chronic cough. These patients can cough up to 1,500 times per day. There are no approved therapies for the treatment of chronic cough in patients with IPF.

In September 2022, we announced positive data from the full set of subjects in our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in adults with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in adults with IPF that we conducted at multiple sites in the United Kingdom. In total, we enrolled 38 subjects in the study. In the CANAL trial, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

We are in discussions with the U.S. Food and Drug Administration, or FDA, regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in adult patients with IPF. We expect the objectives for the next trials will be to determine the dose response and select a dose for the next study as well as to further characterize the safety of Haduvio in this specific patient population. Subject to agreement with the FDA, and other international regulatory authorities, we intend to initiate these trials in the second half of 2023. We will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in adults with IPF at sites in the United States. We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, which we expect to initiate in the third quarter of 2023 at sites in the U.K.

Prurigo Nodularis. Prurigo nodularis is an intensely pruritic dermatologic condition that constitutes a distinct dermatologic diagnosis. The core symptoms and criteria for diagnosis of prurigo nodularis are chronic pruritus. Chronic pruritus, defined as itching lasting longer than six weeks, causes a number of physical and psychological issues that can substantially impact patients’ daily well-being. The urge to scratch can be unbearable and the act of scratching can remove layers of skin and break the skin barrier, leading to bleeding and scarring and increasing the risk of infection. Chronic pruritus can also lead to trouble sleeping, resulting in loss of work productivity and increased anxiety and depression as patients struggle to maintain self-control. Chronic pruritus is a hallmark of many dermatologic and systemic diseases and is the predominant reason that patients with these diseases experience so much discomfort. A report published in the Journal of the American Academy of Dermatology estimated that up to 26% of the worldwide population will suffer from chronic pruritus at some point in their lives. According to the Global Pruritus Therapeutic Market Research Report issued in 2020, the market for pruritus therapeutics was $12.9 billion in 2020 and is expected to grow to $19.9 billion in 2026. Haduvio’s dual mechanism of action targets opioid receptors located in both the central and peripheral nervous systems, each of which plays a role in modulating the sensation of itch. We believe this makes Haduvio a promising potential therapy for the treatment of chronic pruritus conditions.

In June 2022, we reported positive results in our Phase 2b/3 clinical trial of Haduvio in patients with prurigo nodularis, which we refer to as the Phase 2b/3 PRISM trial. The Phase 2b/3 PRISM trial was a randomized, double-blind, placebo controlled, two-arm treatment study that was designed to evaluate the safety and efficacy of Haduvio in patients with prurigo nodularis in the United States and Europe. In total we enrolled 353 subjects in the study. In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

We completed the open-label extension portion of our Phase 2b/3 PRISM trial in the first quarter of 2023 and are analyzing the results. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA in 2023. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We are exploring entering into a strategic collaboration for the continued development of this program.

Prior to commencing our Phase 2b/3 PRISM trial, we had completed clinical trials in two distinct and serious pruritic conditions, uremic pruritus and prurigo nodularis, with over 400 subjects treated with different doses of Haduvio in these trials. Uremic pruritus is a pruritic condition occurring in patients with chronic kidney disease typically receiving dialysis.

Our Strategy

We are focused on the development and commercialization of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough indications, and for the treatment of prurigo nodularis. The key elements of our strategy are:

•
Complete the clinical development of Haduvio for the treatment of chronic cough associated with IPF. In September 2022, we announced positive data from our Phase 2 CANAL trial. We are in discussions with the FDA and other international regulatory authorities regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in adult patients with IPF. We expect the objectives for the next trials will be to determine the dose response and select a dose for the next study as well as to further characterize the safety in this specific patient population. Subject to agreement with the FDA, and other international regulatory authorities, we intend to initiate these trials in the second half of 2023.
•
Develop Haduvio for the treatment of additional chronic cough indications. We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, which we expect to initiate in the third quarter of 2023 at sites in the U.K.
•
Determine next steps with respect to our prurigo nodularis program. In June 2022, we reported positive results in our Phase 2b/3 PRISM trial. We completed the open-label extension portion of the Phase 2b/3 PRISM trial in the first quarter of 2023 and are analyzing the results. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a NDA to the FDA, a MAA to the EMA and a MAA to the MHRA for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA in 2023. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We are exploring entering into a strategic collaboration for the continued development of this program.
•
Maximize the commercial potential of Haduvio. We have retained worldwide commercial rights for Haduvio. If Haduvio receives marketing approval from the FDA for chronic cough in adults with IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. We would not plan to market and commercialize Haduvio for other larger chronic conditions such as refractory chronic cough or prurigo nodularis. Instead, we would plan to seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

As shown in the diagram below, κ- and µ-opioid receptors are naturally concentrated in several areas of the body, including in the brain, brain stem, spinal cord, peripheral nerves, lungs and skin, which are the areas of the body involved in the physiology of chronic cough and chronic pruritus.

Opioid receptors exist throughout the body

Brain
Brain Stem
Spinal Cord
Lung / Peripheral Nerve
Peripheral Nerve
Skin
Small Intestine

Chronic Cough • Brain stem • Lung • Peripheral lung nerves	Opioid receptors are believed to play an important role in the modulation of respiration and cough
Chronic Pruritus • Reward parts of brain • Spinal cord • Skin • Peripheral skin nerves	Both mu antagonists and kappa agonists have shown pharmacological activity in reducing pruritus

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

We have leveraged the known mechanism and proven biological activity of nalbuphine in pain to expedite the clinical development of Haduvio. We have also drawn on the safety and tolerability data from eight prior clinical trials of Haduvio conducted by Penwest Pharmaceuticals Co., or Penwest, for which we have licensed rights from Endo Pharmaceuticals Inc. (which acquired Penwest) to Haduvio, including two Phase 2 clinical trials of Haduvio for the treatment of pain, to support our clinical development efforts.

Our Haduvio Development Programs

Chronic Cough in Idiopathic Pulmonary Fibrosis Program

Overview

IPF is a rare, chronic, progressive lung disease, characterized by scarring and thickening of lung tissue leading to an irreversible loss of lung function and reduced life expectancy. Most patients diagnosed with IPF suffer from a dry, non-productive chronic cough that interrupts their daily living and contributes to poor quality of life. Chronic coughing can have a debilitating physical and psychosocial burden, exacerbate concomitant respiratory disease, cause loss of sleep and reduce mobility. Cough is an independent predictor of disease progression in IPF, and therefore we believe cough may contribute to the progression of the underlying disease.

Approximately 140,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have IPF. In addition, up to 85% of IPF patients are reported to suffer from chronic cough. These patients can cough up to 1,500 times per day and the urge to cough cannot be relieved by coughing. This severe coughing can lead to other morbidities. There are no approved therapies for the treatment of chronic cough in patients suffering with IPF.

The opioid class of drugs has demonstrated the ability to suppress cough and is used in the clinical management of cough. There is also preclinical and clinical evidence that mixed agonist-antagonist drugs can also be effective in treating cough.

Clinical Development

In September 2022, we announced positive data from our Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in adults with IPF that we conducted at multiple sites in the United Kingdom. Patients were randomized into one of two treatment arms. The patients in the first treatment arm received Haduvio for three weeks, which period was followed by a two-week washout period and then a three-week treatment period during which they received placebo. The patients in the second treatment arm received placebo during the first three-week treatment period, followed by a two-week washout period, then received Haduvio during the second three-week treatment period. During the active treatment periods, Haduvio was studied over a dosing range starting at 27 mg once daily and titrated in steps to 162 mg twice daily. The primary efficacy endpoint of the trial was mean percent change in daytime cough frequency as measured by a cough monitor as compared in the Haduvio treatment periods and the placebo treatment periods. Secondary endpoints in the trial included assessments of fatigue, dyspnea or shortness of breath and cough frequency and severity.

In total, we enrolled 38 subjects in the trial. In the full subject data set, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The trial results comparing subjects randomized to Haduvio or placebo showed that:

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

Next Steps

We are in discussions with the FDA and other international regulatory authorities regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in adult patients with IPF. We expect the objectives for the next trials will be to determine the dose response and select a dose for the next study as well as to further characterize the safety of Haduvio in this specific patient population. Subject to agreement with the FDA, and other international regulatory authorities, we intend to initiate these trials in the second half of 2023. We will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in adults with IPF at sites in the United States.

We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, which we expect to initiate in the third quarter of 2023 at sites in the U.K.

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

We believe there are approximately 300,000 prurigo nodularis patients in the U.S. and approximately 430,000 additional prurigo nodularis patients outside the U.S. Treatment of prurigo nodularis typically involves a multifaceted approach to treat the lesions and reduce pruritus. Therapies may include corticosteroids and other immunosuppressive or anti-inflammatory treatments, phototherapy and drugs such as gabapentin and Lyrica (pregabalin), prescription medicines approved for the treatment of seizures and neuropathic pain, and Dupixent (dupilumab), an injectable prescription medicine, which was approved by the FDA for the treatment of prurigo nodularis in September 2022.

Clinical Development

We have conducted a Phase 2 clinical trial and an open-label extension study of Haduvio in pruritus in patients with prurigo nodularis and our Phase 2b/3 PRISM trial for Haduvio for the treatment of prurigo nodularis, including the open-label extension portion of the trial.

Phase 2b/3 PRISM Clinical Trial

In June 2022, we reported positive results in our Phase 2b/3 PRISM trial evaluating the safety and efficacy of Haduvio as compared to placebo in patients with pruritus associated with prurigo nodularis. The trial was a multicenter, randomized, double-blind trial conducted at approximately 70 sites in the U.S. and Europe. The trial enrolled a total of 353 adult patients who had prurigo nodularis. The patients were randomized across two treatment arms: either 162 mg of Haduvio or placebo, each administered twice daily. There were two dosing periods in the trial, both of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; followed by a 12-week fixed-dosing period. Following the initial 14-week treatment period, subjects continued into another two-week blinded titration period during which patients from the placebo arm crossed over to active drug with a standard escalating titration schedule, while patients from the Haduvio arm remained at a stable dose of 162 mg twice daily. This blinded two-week period was followed by an open label extension providing for 36 weeks of stable dosing at 162 mg twice daily of Haduvio for all participants. The open label extension will conclude with a final two-week off-treatment washout and safety observation period for all patients.

The primary endpoint of the trial was the proportion of patients reporting at least a 4-point improvement from baseline to with respect to their worst itch at week 14 as measured by WI-NRS scores. Key secondary endpoints include the mean changes from baseline to week 14 in WI-NRS scores and ItchyQoL scores and the differences in percentage of subjects have a 1-category improvement in the percentage of pruriginous lesions with excoriations or crusts on the PAS at week 14. WI-NRS scores are patient-reported assessments on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. ItchyQoL scores are used to measure how pruritus impacts a patient’s quality of life.

Efficacy Results

In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The trial results comparing subjects randomized to Haduvio (n=168) or placebo (n=176) showed that:

•
25% of Haduvio subjects evaluated at week 14 met the primary endpoint of a 4-point reduction in WI-NRS from baseline compared to 14% of placebo subjects (p=0.0157);
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

Safety Results

In the Phase 2b/3 PRISM trial, the safety results were generally consistent with the known safety profile of Haduvio from previous trials. During the double-blind titration period (weeks 1-2), treatment-emergent adverse events, or TEAE, were more common in the Haduvio-treated subjects (66.1%) vs. placebo-treated subjects (31.3%). During the 12-week fixed-dose period, the occurrence of TEAEs were generally similar between Haduvio and placebo groups (48% Haduvio, 45% placebo). Discontinuations during the 14-weeks of the trial were 36.9% in Haduvio-treated subjects vs. 19.3% in placebo-treated subjects. During the 14-week double-blind portion of the Phase 2b/3 PRISM trial, eight subjects on Haduvio and six subjects on placebo experienced at least one treatment emergent Serious Adverse Event, or SAE. None of the SAEs were considered by the investigator to be treatment-related. Adverse events most commonly observed with Haduvio were nausea, dizziness, headache, and constipation.

Open Label Extension

We completed the open-label extension portion of the Phase 2b/3 PRISM trial in the first quarter of 2023 and are analyzing the results.

Next Steps

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a NDA to the FDA, a MAA to the EMA, and an MAA to the MHRA for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA in 2023. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We are exploring entering into a strategic collaboration for the continued development of this program.

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

___________

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

Safety Results

Haduvio was well tolerated in the trial. No serious adverse events, or SAEs, were assessed as related to Haduvio. Two patients experienced SAEs that were assessed as unlikely to be related to Haduvio, including one patient in the Haduvio 81 mg arm of the trial whose SAEs occurred in connection with a car accident and one patient in the placebo arm with acute myeloid leukemia by bone marrow who experienced leukocytosis. The majority of treatment emergent adverse events, or TEAEs, occurred during the titration period. During the titration period, 73% of Haduvio-treated patients experienced one or more adverse events, as compared to 46% of patients receiving placebo.

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

Other Ongoing Haduvio Development Work

Human Abuse Liability Study

We initiated a human abuse liability study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled 5-way crossover design. The study will be conducted in two parts, with the first part characterizing various butorphanol doses. One butorphanol dose will be selected to be studied in the second part of the protocol to determine the abuse potential of oral nalbuphine relative to butorphanol. We are currently completing part one of the study and we expect top-line data from the complete trial by the end of 2023.

Hepatic Impairment Study

We previously conducted a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of Haduvio in this population. This trial was designed as an open label, non-randomized, parallel-group, single and multiple ascending dose pharmacokinetic trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild, moderate and severe hepatic impairment and there were no serious adverse events reported in the trial. We intend to use the data from the hepatic impairment study to support an NDA submission for Haduvio.

We also anticipate conducting additional standard pharmacokinetic, pharmacodynamic and other studies as needed to support marketing applications for regulatory approval in the U.S. and Europe.

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

Chronic Cough in Idiopathic Pulmonary Fibrosis and Refractory Chronic Cough

If Haduvio is approved for the treatment of chronic cough associated with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough associated with IPF, such as orvepitant, which is being developed in a Phase 2b clinical trial by Nerre Therapeutics, and ifenprodil which is being developed in a Phase 2 clinical trial by Algernon Pharmaceuticals. We expect that it might also compete with other product candidates currently in development or submitted for approval to the FDA for the treatment of refractory chronic cough and unexplained chronic cough by companies including Merck, Shionogi, Bellus Health, and Genentech. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough associated with IPF.

Prurigo Nodularis

We are developing Haduvio for the treatment of prurigo nodularis. There are many products that are used to help manage prurigo nodularis with which we expect that Haduvio would compete if it is approved in this indication. If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with Dupixent (dupilumab), an injectable prescription medicine which was jointly developed by Sanofi and Regeneron and which was approved by the FDA for the treatment of prurigo nodularis in September 2022. Sanofi has announced its plans to make regulatory submissions around the world for this indication. We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, as well as oral or injectable antihistamines. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; vixarelimab, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK 1, receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; M1880C, a topical non-steroidal anti-inflammatory drug, or NSAID, being developed by Maruho; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

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

License Agreements

Exclusive License Agreement with Endo Pharmaceuticals

In May 2011, we entered into an agreement with Penwest (subsequently merged into its parent, Endo) for an exclusive, worldwide, sublicensable license under certain patent rights and know-how controlled by Penwest to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

Under the license agreement, we paid Penwest a minimal, non-creditable, non-refundable upfront license fee. We may also become obligated to make milestone payments to Endo of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, and $0.8 million, which would become due upon the marketing approval of a licensed product in the United States, and to pay royalties based on net sales of the licensed products by us, our affiliates and sublicensees. In addition, we are obligated to pay Endo a low-to-mid double-digit percentage of certain income we receive from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Under the agreement, we have granted Endo a non-exclusive, royalty-free (except for pass-through payments to third parties), sublicensable license under our relevant patent rights, to use any improvement we make to Endo’s controlled release technology, for any product other than the products under which we are licensed by Endo.

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

Commercial Operations

We have retained worldwide commercial rights for Haduvio. If Haduvio receives marketing approval from the FDA for chronic cough in adults with IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. We would not plan to market and commercialize Haduvio for other larger conditions such as refractory chronic cough or prurigo nodularis. Instead, we would plan to seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

As of December 31, 2022, we owned four U.S. patents, eight foreign patents and multiple pending U.S. and foreign patent applications that include claims relating to methods of use of Haduvio. In March 2023, we received a Notice of Allowance for the U.S. patent application covering the use of Haduvio for the treatment of chronic cough in IPF. The issued patents expire between 2032 and 2039 and the patent applications, if issued as patents, in the patent application for which we were issued a Notice of Allowance, would expire between 2032 and 2041.

In addition, we are party to an exclusive license agreement with Endo under which we have licensed patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including Haduvio. As of December 31, 2022, the intellectual property in-licensed under this agreement included six U.S. patents and four foreign patents, which include granted European patent rights that have been validated in various European Union, or E.U., member states. The licensed patents from Endo include claims relating to the formulation of Haduvio. These patents expire between 2026 and 2029.

In addition, we have in-licensed three issued U.S. patents, one issued European patent, one Japanese patent, one issued Canadian patent and a pending application in the U.S. These patents and the patent application relate to the use of nalbuphine in various movement disorders. The U.S. patents expire in 2032. The Japanese, European and Canadian patents expire in 2032.

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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

In December 2022, with passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the long delay of the Department of Health and Human Services, or HHS, in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the U.S. for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the U.S. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2023 is $393,933. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses.

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

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data submitted in support of the application. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory patent or exclusivity for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for a similar product.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members.

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

In March 2010, the U.S. Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

Pharmaceutical Price Reforms

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA (as defined below) has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Marketing Authorization

To obtain a marketing authorization for a product under E.U. regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the E.U. Member States (either a decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

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

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023.

Furthermore, while the Data Protection Act of 2018 in the U.K. that “implements” and complements the EU General Data Protection Regulation, or the GDPR, is now effective in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the U.K. will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the U.K. will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the U.K. The U.K. has already determined that it considers all of the E.U. and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the E.U. and EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under the GDPR and applicable EU Member States and the U.K. privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 25 employees, with 16 employees engaged in research and development and the remaining nine engaged in general management and administration, including finance and commercial. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Our Corporate Information

We were incorporated under the laws of the State of Delaware on March 17, 2011 under the name Trevi Therapeutics, Inc. Our principal executive offices are located at 195 Church Street, 16th Floor, New Haven, Connecticut 06510, and our telephone number is (203) 304-2499. Our website address is www.trevitherapeutics.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $29.2 million and $33.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $210.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to an ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan, proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements, proceeds from the private placement we completed in April 2022, or the April 2022 Private Placement, proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements and proceeds from the public offering we completed in September 2022, or the September 2022 Offering. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including the next trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, and our ongoing human abuse liability, or HAL, study;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;
•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in adults with IPF, other chronic cough indications, and/or for the treatment of prurigo nodularis or for any future product candidate that successfully completes clinical trials, if any;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize Haduvio for the treatment of prurigo nodularis, we are required, at a minimum, to successfully complete an additional Phase 3 clinical trial prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2022 and 2021, we used net cash of $28.2 million and $28.9 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of December 31, 2022, our cash, cash equivalents and marketable securities were $120.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•
conduct the next trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF;
•
conduct our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
complete our HAL study to further characterize the abuse potential of oral nalbuphine ER.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our current plans do not take into account the cost of any additional clinical trials for the treatment of prurigo nodularis.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in adults with IPF, our planned Phase 2 clinical trial in refractory chronic cough, and our ongoing HAL study, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our ongoing HAL study and a potential Thorough QT, or TQT, study;
•
the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in adults with IPF or any other chronic cough indications or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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
•
our potential obligation to make milestone payments to Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the United States, as well as our potential obligations to pay Endo royalties on the net sales of the product;
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
•
the costs of operating as a public company; and
•
the impact of the COVID-19 pandemic and other outbreaks of infectious disease on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of Haduvio.

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

On the first business day of each month, we are required to make monthly interest payments and commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Loan Agreement). The SVB Loan Agreement also includes customary affirmative and negative covenants, including a requirement to maintain our bank accounts with SVB or bank accounts that are subject to SVB’s control and limitations on transferring all or any part of our business or property, changing our business, liquidating or dissolving, permitting a change in control, adding new offices or business locations, changing jurisdiction of organization, organizational structure or legal name, merging with or acquiring another entity, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, entering into material transactions with an affiliate or making payments on subordinated debt. On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a press release stating that Silicon Valley Bank, Santa Clara, California, (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Since March 13, 2023, SVB has operated as Silicon Valley Bridge Bank under the FDIC receivership. In light of the status of SVB and operational difficulties we have had in using SVB’s cash management platform, we have considered and may consider in the future moving our bank accounts and cash resources to other financial institutions, which action could result in SVB declaring us to be in default under the Term Loan. The remaining principal balance of the SVB Term Loan at December 31, 2022 was $8.2 million and at March 16, 2023 was $6.4 million.

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

We intend to satisfy our debt service obligations with our existing cash, cash equivalents and marketable securities, proceeds from the exercise of any warrants from the October 2021 Private Placements, and any additional amounts we may raise through future debt and equity financings. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. Failure to pay any amount due under the SVB Loan Agreement, to comply with covenants under the SVB Loan Agreement or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations or condition (financial or otherwise) would result in an event of default. The occurrence and continuation of an event of default, including if we were to move our bank accounts and cash resources, could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash. In addition, the covenants under the SVB Loan Agreement and the pledge of substantially all our assets, excluding our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement), as collateral on the SVB Term Loan may limit our ability to obtain additional debt financing.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

We expect our expenses to increase substantially in connection with our planned operations, particularly as we:

•
conduct the next clinical trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF;
•
conduct our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
complete our HAL study to further characterize the abusive potential of oral nalbuphine ER.

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

Our most advanced programs are the development of Haduvio for the treatment of chronic cough in adults with IPF and for the treatment of prurigo nodularis. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough indications or for the treatment of prurigo nodularis are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough conditions and for the treatment of prurigo nodularis will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we plan to conduct for the treatment of chronic cough in adults with IPF, which are subject to the submission and clearance by the FDA of an IND;
•
completing the analysis of the open-label extension portion of our Phase 2b/3 PRISM trial and determining the next steps for the program after discussions with the FDA;
•
completing other supportive clinical studies such as our ongoing HAL study, a potential physical dependence study and a potential Thorough QT study;
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

Our approach to the development and commercialization of Haduvio to treat chronic cough is unproven.

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in adults with IPF and other chronic cough indications. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in adults with IPF and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication will be effective or safe, obtain regulatory approval or be commercially successful.

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

In addition to the above, the COVID-19 pandemic has adversely affected our clinical trial operations worldwide, and such pandemic or other outbreaks of infectious disease could in the future adversely affect our clinical trial operations worldwide, including our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or other infectious diseases. The COVID-19 pandemic has resulted and could in the future also result in further delays in our clinical trials due to prioritization of hospital and medical resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Furthermore, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions. While the current trajectory of the COVID-19 pandemic is uncertain, in the future we may continue to experience adverse impacts on our clinical trial activities, business operations, financial condition, and prospects as a result of the future evolution of the virus, among other factors.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are not able to address these changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. Our clinical trials evaluating the efficacy of Haduvio in pruritus indications, including our Phase 2b/3 PRISM trial, have used PROs as primary endpoints. For example, the primary endpoint of our Phase 2b/3 PRISM trial was the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by the Worst Itch Numerical Rating Scale, or WI-NRS, scores, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. PROs have an important role in the development and regulatory approval of treatments for pruritus. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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
•
competing clinical trials;
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications under investigation; and
•
the impact of the COVID-19 pandemic and other outbreaks of infectious disease, especially in our chronic cough patient population.

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

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough associated with IPF, refractory chronic cough or prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the U.S. or Europe to treat chronic cough in adults with IPF or refractory chronic cough, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials. For example, patients may use Dupixent (dupilumab), an injectable prescription medicine, that was approved by the FDA for the treatment of prurigo nodularis in September 2022 or various treatments off-label for the treatment of prurigo nodularis, such as antihistamines or gabapentin; these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of Dupixent or any off-label therapeutic approaches to participate in our clinical trials.

In response to the COVID-19 pandemic, the FDA issued numerous guidance documents and took other actions to facilitate research and development of new drug products. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

In addition, Haduvio, as a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. κ-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the dual κ-opioid receptor agonist and μ-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. μ-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts. To support our planned submission of an NDA to the FDA for Haduvio, due to the association of opioids with endocrine dysfunction, we may be required to conduct a clinical trial of Haduvio to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims.

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

The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression.

μ-opioid receptor antagonists such as nalbuphine are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to assess the risk of respiratory depression in patients with IPF. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

Many currently approved µ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits.

Many currently approved μ-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While Haduvio has a μ-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of μ-opioids. We are conducting a HAL study to further characterize the abuse potential of oral nalbuphine ER. If the results of the HAL study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of Haduvio. We cannot predict whether a REMS program would be required as part of FDA approval of Haduvio and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of Haduvio, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize Haduvio. Furthermore, risks of Haduvio that are not adequately addressed through a proposed REMS program for Haduvio may also prevent or delay any approval for commercialization.

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

In addition, some of our data for Haduvio for the treatment of cough and prurigo nodularis is drawn from post hoc analyses of data subsets from the Phase 2 CANAL trial and a Phase 2 trial in prurigo nodularis. While we believe these data may be useful in informing the design of future Phase 3 clinical trials for Haduvio, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

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

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio receives marketing approval from the FDA for chronic cough in adults with IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. We would not plan to market and commercialize Haduvio for other larger conditions such as refractory chronic cough or prurigo nodularis. Instead, we would plan to seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

If Haduvio is approved for the treatment of chronic cough in adults with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in adults with IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil, which is being developed by Algernon Pharmaceuticals. We expect that it might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of refractory chronic cough and unexplained chronic cough by companies including Merck, Shionogi, Bellus Health, and Genentech. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in adults with IPF.

If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with Dupixent (dupilumab), an injectable prescription medicine which was jointly developed by Sanofi and Regeneron and which was approved by the FDA for the treatment of prurigo nodularis in September 2022. Sanofi has announced its plans to make regulatory submissions around the world for this indication. We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, and oral or injectable antihistamines. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; vixarelimab, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK1, receptor being developed by Pfizer Inc.; INCB054707, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; M1880C, a topical non-steroidal anti-inflammatory drug, or NSAID, being developed by Maruho; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

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

Although we maintain product and clinical trial liability insurance of at least $7.0 million in the aggregate, our insurance coverage may not fully cover potential liabilities that we may incur. The cost of any product or clinical trial liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or otherwise protect against potential clinical trial liability or product liability claims, the development and commercial production and sale of Haduvio or any future product candidate could be prevented or inhibited, which could harm our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be harmed.

We do not independently conduct clinical trials of our product candidate. We rely and expect to continue to rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of Haduvio and any future product candidate that we may develop.

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

We do not have long-term supply agreements with any of our contract manufacturers. If any of our existing manufacturers should become unavailable to us for any reason or fail to supply us with the ordered quantities, including as a result of the COVID-19 pandemic or other outbreaks of infectious disease, or government measures taken in response to the pandemic or other such outbreaks, we may incur delays in identifying or qualifying replacement manufacturers or in obtaining replacement supply. Any performance failure on the part of our contract manufacturers or the other third-party contractors that we use to store and distribute drug substance and drug product could be disruptive to our operations and delay clinical development or marketing approval of Haduvio or any future product candidates of ours or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

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

While we have not entered into any collaborations to date, we may seek to establish one or more collaborations for the development and commercialization of Haduvio or any future product candidate. Potential collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic research institutions. If Haduvio receives marketing approval from the FDA for chronic cough in adults with IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. We would not plan to market and commercialize Haduvio for other larger conditions such as refractory chronic cough or prurigo nodularis. Instead, we would plan to seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

Further, in Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough conditions or for the treatment of prurigo nodularis, or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

We have completed our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis and we believe we will need to conduct an additional Phase 3 clinical trial of Haduvio for the treatment of prurigo nodularis under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the sponsor and for which the sponsor has not received a right of reference, which could expedite the development program for Haduvio by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023. Any delay in obtaining or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in adults with IPF or refractory chronic cough or for the treatment of prurigo nodularis. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in adults with IPF or refractory chronic cough, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, on January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, created similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Additionally, as of January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer; Thomas Sciascia, M.D., our Chief Scientific Officer; and David Clark, M.D., MRCP, our Chief Medical Officer; as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with Ms. Good and Dr. Sciascia, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2022, we had 25 employees. We may experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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
•
general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets and the impacts of the COVID-19 pandemic or other outbreaks of infectious disease, and the impacts of rising inflation and government action in response thereto;
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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are a party to an ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $62.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. As of December 31, 2022, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of March 16, 2023, 6,000,000 of the warrants to purchase shares of common stock issued to the Initial Private Placement Investor remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of March 16, 2023, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of March 16, 2023, all of the pre-funded warrants issued to purchasers in the 2022 Private Placement remained outstanding.

Finally, on September 27, 2022, we issued in the September 2022 Offering an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock, the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of March 16, 2023, all of the pre-funded warrants issued to purchasers in the September 2022 Offering remained outstanding.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the ATM Sales Agreement or otherwise, by Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to the Form S-1, by the private placement investors pursuant to the Initial Private Placement Form S-3, the Second Private Placement Form S-3 or the Third Private Placement Form S-3 or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 37.5% of our common stock as of March 16, 2023. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of $178.4 million and federal research and development tax credit carryforwards of $5.4 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We completed a Section 382 analysis, and due to multiple historical ownership changes, all of our net operating loss carryforwards as of December 31, 2022, and research and development tax credits are subject to limitation. If a further ownership change occurs, our ability to use our tax attributes might be further limited. In addition to potential Section 382 limitations, there are other factors that might limit the availability of our tax attributes. For example, we have not conducted a detailed research and development tax credit analysis to document whether our historical business activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards.

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

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, the clinical sites in our Phase 2 CANAL trial for chronic cough in adults with IPF experienced delays in the enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. Any trials we may conduct in the future for the treatment of chronic cough in adults with IPF or other chronic cough conditions could be delayed or negatively impacted by the COVID-19 pandemic or other outbreaks of infectious diseases due to the vulnerability of this patient population to respiratory illness. In addition, in our Phase 2b/3 PRISM trial, new subject screening and most enrollment was temporarily halted in March 2020 due to the COVID-19 pandemic. After resuming screening and enrollment, multiple sites in the Phase 2b/3 PRISM trial required some remote monitoring of subject data. We also experienced slower recruitment activities in the Phase 2b/3 PRISM trial worldwide through the latter part of 2020 and the beginning of 2021 due to the resurgence of COVID-19. Although the Phase 2 CANAL trial and the Phase 2b/3 PRISM trial open-label extension have concluded, the COVID-19 pandemic and other outbreaks of infectious disease could still adversely affect our ability to retain subjects, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and other infectious diseases and may result in further disruptions to our clinical trials in the future due to prioritization of hospital and medical resources toward the pandemic or future outbreaks, restrictions on travel of patients and healthcare providers, or potential inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters is currently located in New Haven, Connecticut, and consists of approximately 12,500 square feet of leased office space under a lease that expires in February 2028 and under which we have an option to extend the lease by a five-year term. We believe that our existing facilities are adequate for our current needs; however, we may require additional space and facilities as our business expands.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Stock Market LLC under the symbol “TRVI.”

Stockholders

As of March 16, 2023, there were approximately 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Chronic Cough. In September 2022, we announced positive data from our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in adults with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in adults with IPF that we conducted at multiple sites in the United Kingdom. In total, we enrolled 38 subjects in the study. In the full subject data set, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

We are in discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory international regulatory authorities, regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in adult patients with IPF. We expect the objectives for the next trials will be to determine the dose response and select the dose for the next study as well as to further characterize the safety in this specific patient population. Subject to agreement with the FDA, and other international regulatory authorities, we intend to initiate these trials in the second half of 2023. We will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in adults with IPF at sites in the United States.

We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, which we expect to initiate in the third quarter of 2023 at sites in the U.K.

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

We are analyzing the open-label extension portion of the Phase 2b/3 PRISM trial, which we completed in the first quarter of 2023. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA in 2023. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We are exploring entering into a strategic collaboration for the continued development of this program.

Human Abuse Liability Study. We initiated a human abuse liability study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled 5-way crossover design. The study will be conducted in two parts, with the first part characterizing various butorphanol doses. One butorphanol dose will be selected to be studied in the second part of the protocol to determine the abuse potential of oral nalbuphine relative to butorphanol. We are currently completing part one of the study and we expect top-line data from this trial by the end of 2023.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2022, we had an accumulated deficit of $210.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in adults with IPF or other chronic cough indications or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we amended the ATM Sales Agreement with SVB Securities to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2022 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

In August 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. In July 2021 and April 2022, we entered into amendments to the SVB Loan Agreement with SVB, which we refer to as the Loan Amendments, that modified the conditions under which we would be required to cash collateralize the outstanding amounts owed to them under the SVB Loan Agreement. For further discussion of the SVB Term Loan and the Loan Amendments, see “—Liquidity and Capital Resources”.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of March 16, 2023, 1,851,852 of the warrants to purchase shares of common stock that are to expire in April 2025 and 7,851,852 of the warrants to purchase shares of common stock that are to expire in October 2028 remained outstanding.

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

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $120.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the next trials we plan to conduct for Haduvio for the treatment of chronic cough in adults with IPF, our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, and our ongoing human abuse liability, or HAL, study to determine the abuse potential of oral nalbuphine ER relative to butorphanol.

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

Other Income (Expense), Net

Change in Fair Value of Term Loan Derivative Liability

Before it was amended by the Third Amendment (as defined below), the SVB Loan Agreement provided that upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan would increase by 2.00%. This contingent interest rate increase represented a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value.

We adjusted this liability to fair value at each reporting date it remained outstanding. We recognized changes in the fair value of this term loan derivative in our statements of comprehensive loss as a component of other income (expense), net. See below as discussed under “—Results of Operations—Operating Expenses—Other Income (Expense), Net.”

Other Income (Expense), Net

For the year ended December 31, 2022, other income, net consisted of income related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. For the year ended December 31, 2021, other expense, net consisted of the value of the shares of our common stock that we issued to Lincoln Park Capital Fund, LLC, or Lincoln Park, as a commitment fee as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the common stock purchase agreement, or the LPC Purchase Agreement, we entered into in June 2021.

Interest Income, Net

Interest income, net consists of interest earned primarily on our cash, cash equivalents and marketable securities as well as accretion of discounts/amortization of premiums on purchases of marketable securities.

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

The SVB Term Loan required interest-only payments until March 2022. Commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$19,834	$22,984	$(3,150)
General and administrative	10,073	9,492	581
Total operating expenses	29,907	32,476	(2,569)
Loss from operations	(29,907)	(32,476)	2,569
Other income (expense):
Change in fair value of term loan derivative liability	(147)	82	(229)
Other income (expense), net	289	(375)	664
Interest income, net	1,740	10	1,730
Interest expense	(1,163)	(1,202)	39
Total other income (expense), net	719	(1,485)	2,204
Loss before income taxes	(29,188)	(33,961)	4,773
Income tax benefit	36	21	15
Net loss	$(29,152)	$(33,940)	$4,788

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
Clinical development expenses	$11,796	$15,764	$(3,968)
Personnel and related expenses	4,180	4,439	(259)
Consulting expenses and professional fees	2,595	1,761	834
Stock-based compensation expenses	815	743	72
Other research and development expenses	448	277	171
Total research and development expenses	$19,834	$22,984	$(3,150)

Research and development expenses for the year ended December 31, 2022 decreased $3.2 million, or 13.7%, to $19.8 million from $23.0 million for the year ended December 31, 2021, primarily due to decreased clinical trial costs in our Phase 2b/3 PRISM trial and Phase 2 CANAL trial due to the completion of the blinded portion of the trials in 2022 and decreased personnel-related expenses primarily due to severance in the prior year period that did not recur. These decreases were partially offset by an increase in startup activities for our planned trials including purchases of clinical trial supplies as well as increased consulting expenses and professional fees that included recruiting fees related to hires in the current year, regulatory medical writing and trial design consulting fees. For the years ended December 31, 2022 and 2021, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 increased $0.6 million, or 6.1%, to $10.1 million from $9.5 million for the year ended December 31, 2021. The increase was primarily due to higher market research costs, an increase in personnel-related expenses and higher legal, accounting and tax professional fees, which were partially offset by lower stock-based compensation expense as a result of the vesting of higher valued awards in the prior year as compared to lower valued awards granted in the current year.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2022 was $0.7 million compared to other expense, net of $1.5 million for the year ended December 31, 2021. The change was primarily due to an increase in interest income of $1.7 million due to higher cash equivalent and marketable securities balances and higher interest rate yields. In addition, during the year ended December 31, 2022, we recorded $0.3 million in other income, net related to a tax credit against employment taxes for certain previous periods provided under the CARES Act. No income was recorded related to tax credits under the CARES Act in 2021. In addition, during the year ended December 31, 2021, we recorded a $0.4 million expense related to the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement. This expense did not recur during the year ended December 31, 2022. These changes were partially offset by an increase in expense of $0.2 million attributable to expense being recognized during the year ended December 31, 2022 for the change in fair value and settlement of the term loan derivative liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO, and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under our prior term loan. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under our prior term loan.

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

In June 2020, we entered into the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we amended the ATM Sales Agreement with SVB Securities to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an

“at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of December 31, 2022, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

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

SVB Loan Agreement

In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. Prior to the Third Amendment, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. Commencing on March 1, 2022 and on the first business day of each month thereafter, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement). The SVB Loan Agreement contains customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 5.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against us and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including our cash.

On July 6, 2021, we and SVB entered into the First Amendment to the SVB Loan Agreement, or the First Amendment. The First Amendment modified the conditions under which we were required to cash collateralize outstanding amounts owed to SVB under the SVB Loan Agreement. Under the First Amendment, if we failed to receive positive data in our Phase 2b/3 PRISM trial or, prior to June 30, 2022, failed to raise sufficient net proceeds from the sale of equity securities to finance our planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and our ongoing operations, each of which we refer to as a Milestone Condition, we would have been required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could have been used by SVB to prepay the SVB Term Loan at any time. In addition, the First Amendment provided that if we failed to maintain at least $20.0 million in unrestricted and unencumbered cash in our accounts with SVB, or the Minimum Required Cash, at any time prior to the satisfaction of all the Milestone Conditions, we would have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. We would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if we did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. We satisfied this equity funding condition through a combination of equity issuances under our ATM Sales Agreement and the proceeds from the October 2021 Private Placements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash used in operating activities	$(28,175)	$(28,946)	$771
Net cash used in investing activities	(107,373)	—	(107,373)
Net cash provided by financing activities	111,307	20,775	90,532
Net decrease in cash and cash equivalents	$(24,241)	$(8,171)	$(16,070)

Operating Activities

During the year ended December 31, 2022, operating activities used $28.2 million of net cash, resulting from our net loss of $29.2 million, changes in our operating assets and liabilities of $1.2 million partially offset by non-cash charges of $2.2 million. Changes in our operating assets and liabilities for the year ended December 31, 2022 consisted of a $0.6 million increase in prepaid expenses and other current assets and a $0.6 million decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in interest income receivable related to our marketable securities. The decrease in accrued expenses and other liabilities was primarily due to decreased accruals for research, development and clinical trial work performed by our CROs. The non-cash charges for the year ended December 31, 2022 consisted primarily of stock-based compensation expense of $2.3 million and $0.5 million of accretion/accrual of term loan discounts and debt issuance costs offset by $0.8 million of accretion of our available-for-sale marketable securities.

During the year ended December 31, 2021, operating activities used $28.9 million of net cash, resulting from our net loss of $33.9 million, partially offset by changes in our operating assets and liabilities of $1.5 million and non-cash charges of $3.5 million. Changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a $0.3 million decrease in prepaid expenses and other current assets, a $0.8 million increase in accounts payable and a $0.3 million decrease in accrued expenses. The decrease in prepaid expenses and other current assets was primarily due to the return of a deposit associated with the completion of one of our clinical trials. The increase in accounts payable was primarily due to timing of vendor invoices. The decrease in accrued expenses and other liabilities was primarily due to decreased accruals related to non-income based taxes and accrued consulting and professional fees partially offset by increased accruals for research, development and clinical trial work performed by our CROs. The non-cash charges for the year ended December 31, 2021 consisted primarily of stock-based compensation expense of $2.5 million, $0.6 million of accretion/accrual of term loan discounts and debt issuance costs and $0.4 million of other expense associated with the value of the shares of our common stock that we issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the LPC Purchase Agreement.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $107.4 million, primarily related to purchases of and proceeds from maturities of available-for-sale marketable securities.

During the year ended December 31, 2021, no cash was used in or provided by investing activities.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $111.3 million, primarily consisting of net cash proceeds from our April 2022 Private Placement and our September 2022 Offering of $105.4 million, cash proceeds of $11.8 million from the exercise of warrants and cash proceeds from the exercise of stock options of $0.1 million, partially offset by repayments of $5.8 million on the SVB Term Loan and payments of offering costs of $0.2 million.

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
•
our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
our ongoing HAL study.

Generally, regulatory authorities require two adequate and well-controlled studies for approval. Furthermore, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in adults with IPF, our planned Phase 2 clinical trial in refractory chronic cough, and our ongoing HAL study, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our ongoing HAL study and a potential Thorough QT study;
•
the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in adults with IPF or any other chronic cough indications or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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
•
our potential obligation to make milestone payments to Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the United States, as well as our potential obligations to pay Endo royalties on the net sales of the product;
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
•
the costs of operating as a public company; and
•
the impact of the COVID-19 pandemic and other outbreaks of infectious disease on the scope, progress, timing, costs and results of our ongoing and planned clinical trials of Haduvio.

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our current plans do not take into account the cost of any additional clinical trials for the treatment of prurigo nodularis.

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

Valuation Techniques - Level 2 Inputs

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper and municipal bonds, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and we do not adjust the prices obtained from the pricing service.

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

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the year ended December 31, 2022, which materially impacted our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the year ended December 31, 2022, which could be expected to materially impact our Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for emerging growth companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 23, 2022)
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

10.6+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
10.7+	Non-Employee Director Compensation Policy
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

10.11*+	Offer Letter, dated November 4, 2022, by and between the Registrant and David Clark
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

10.16*	Second Amendment to Lease, dated November 21, 2022, by and between the Registrant and 195 Church Street Associates, LLC
10.17†

Exclusive License Agreement, dated as of May 13, 2011, by and between the Registrant and Penwest Pharmaceuticals Co. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.18

Share Purchase Agreement, dated as of May 6, 2019, by and between the Registrant and New Enterprise Associates 16, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on May 7, 2019)

10.19

Loan and Security Agreement, dated as of August 13, 2020, between Silicon Valley Bank and Trevi Therapeutics, Inc. (incorporated by referred to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 12, 2020)

10.20

First Amendment to Loan and Security Agreement, dated July 6, 2021, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on July 7, 2021

10.21

Second Amendment to Loan and Security Agreement, dated August 13, 2021, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 10, 2021

10.22

Third Amendment to Loan and Security Agreement, dated April 6, 2022, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

10.23

Purchase Agreement, dated as of June 18, 2021, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 21, 2021)

10.24

Registration Rights Agreement, dated as of June 18, 2021, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 21, 2021)

10.25

Form of Securities Purchase Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.26

Form of Registration Rights Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.27

Form of Securities Purchase Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.28

Form of Registration Rights Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.29

Securities Purchase Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

10.30

Registration Rights Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

10.31

Consulting Services Agreement, dated August 31, 2022, by and between the Registrant and William P. Forbes (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 10, 2022)

10.32

Sales Agreement, dated June 26, 2020, by and between the Registrant and SVB Securities LLC (formerly SVB Leerink LLC) (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-239499) filed with the SEC on June 26, 2020)

10.33

Amendment No. 1 to the Sales Agreement, dated May 13, 2022, by and between the Registrant and SVB Securities LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on May 13, 2022)

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

TREVI THERAPEUTICS, INC.

Date: March 16, 2023	By:	/s/ Jennifer Good
Jennifer Good
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Good	President and Chief Executive Officer, Director	March 16, 2023
Jennifer Good	(Principal Executive Officer)

/s/ Lisa Delfini	Chief Financial Officer	March 16, 2023
Lisa Delfini	(Principal Financial Officer)

/s/ Christopher Galletta	Controller	March 16, 2023
Christopher Galletta	(Principal Accounting Officer)

/s/ David Meeker, M.D.	Chairman of the Board	March 16, 2023
David Meeker, M.D.

/s/ James V. Cassella, Ph.D.	Director	March 16, 2023
James V. Cassella, Ph.D. /s/ Dominick Colangelo	Director	March 16, 2023
Dominick Colangelo

/s/ Michael Heffernan	Director	March 16, 2023
Michael Heffernan

/s/ Edward Mathers	Director	March 16, 2023
Edward Mathers

/s/ Anne VanLent	Director	March 16, 2023
Anne VanLent

Trevi Therapeutics, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trevi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevi Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, Connecticut

March 16, 2023

Trevi Therapeutics, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,589	$36,830
Marketable securities	107,921	—
Prepaid expenses	795	886
Other current assets	1,311	241
Total current assets	122,616	37,957
Other non-current assets	205	334
Operating lease right-of-use asset	24	131
Property, equipment and leasehold improvements, net	170	53
Total assets	$123,015	$38,475
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,857	$2,849
Accrued expenses	3,518	3,808
Term loan	7,000	5,833
Term loan derivative liability	—	114
Operating lease liability	25	120
Total current liabilities	13,400	12,724
Term loan	2,151	8,652
Operating lease liability	2	24
Other non-current liabilities	3	—
Total liabilities	15,556	21,400
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued or outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; and 59,943,430 and 28,505,804 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	60	29
Additional paid-in capital	317,590	197,963
Accumulated other comprehensive loss	(122)	—
Accumulated deficit	(210,069)	(180,917)
Total stockholders’ equity	107,459	17,075
Total liabilities and stockholders’ equity	$123,015	$38,475

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$19,834	$22,984
General and administrative	10,073	9,492
Total operating expenses	29,907	32,476
Loss from operations	(29,907)	(32,476)
Other income (expense):
Change in fair value of term loan derivative liability	(147)	82
Other income (expense), net	289	(375)
Interest income, net	1,740	10
Interest expense	(1,163)	(1,202)
Total other income (expense), net	719	(1,485)
Loss before income taxes	(29,188)	(33,961)
Income tax benefit	36	21
Net loss	$(29,152)	$(33,940)
Basic and diluted net loss per common share outstanding	$(0.45)	$(1.49)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	64,541,911	22,841,481

Net loss	$(29,152)	$(33,940)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(122)	—
Comprehensive loss	$(29,274)	$(33,940)

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2020	18,546,786	$19	$174,240	$—	$(146,977)	$27,282
Stock-based compensation	—	—	2,543	—	—	2,543
Issuance of common stock from employee stock purchase plan	42,290	—	39	—	—	39
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	2,895,518	3	7,092	—	—	7,095
Issuance of common stock to Lincoln Park Capital Fund (see Note 9)	170,088	—	375	—	—	375
Issuance of common stock and warrants under private placements, less issuance costs	4,225,053	4	13,674	—	—	13,678
Issuance of common stock from warrant exercise	2,626,069	3	—	—	—	3
Net loss	—	—	—	—	(33,940)	(33,940)
Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	2,327	—	—	2,327
Issuance of common stock from exercise of stock options	51,005	—	139	—	—	139
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(42)	—	—	(42)
Issuance of common stock from Employee Stock Purchase Plan	54,457	—	56	—	—	56
Issuance of common stock and warrants under public offering and private placement, less issuance costs	20,433,624	20	105,375	—	—	105,395
Issuance of common stock from warrant exercise	10,898,540	11	11,772	—	—	11,783
Unrealized losses on available-for-sale marketable securities	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(29,152)	(29,152)
Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(29,152)	$(33,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43	50
Accretion of available-for-sale marketable securities, net	(829)	—
Change in fair value of term loan derivative liability	147	(82)
Accretion/accrual of term loan discounts and debt issuance costs	520	599
Other expense related to transaction with Lincoln Park Capital Fund, LLC	—	375
Stock-based compensation	2,327	2,543
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(601)	342
Accounts payable	9	831
Accrued expenses and other liabilities	(639)	336
Net cash used in operating activities	(28,175)	(28,946)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	19,001	—
Purchases of available-for-sale marketable securities	(126,215)	—
Purchases of property, equipment and leasehold improvements	(159)	—
Net cash used in investing activities	(107,373)	—
Financing activities:
Repayments of term loan	(5,833)	—
Payments of financing costs of term loan	(21)	(68)
Proceeds from sale of common stock and warrants under public offering and private placement, net of issuance costs	105,410	13,678
Proceeds from exercises of warrants	11,782	3
Proceeds from exercises of stock options	139	—
Proceeds from employee stock purchase plan	56	39
Proceeds from at-the-market sales, net of commissions	—	7,505
Payments of offering costs	(226)	(382)
Net cash provided by financing activities	111,307	20,775
Net decrease in cash and cash equivalents	(24,241)	(8,171)
Cash and cash equivalents at beginning of period	36,830	45,001
Cash and cash equivalents at end of period	$12,589	$36,830
Supplemental disclosure of cash flow information:
Interest paid	$594	$603
State research tax credits exchanged for cash	$—	$18
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$15	$41

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

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States (“U.S.”) and Europe. The κ- and μ-opioid receptors are known to be critical mediators of cough and itch. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes or blocks, the μ-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

The Company’s Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has financed its operations to date primarily through private placements of its redeemable convertible preferred stock and convertible notes prior to its initial public offering (“IPO”), borrowings under its prior term loan facility, proceeds from its IPO and concurrent private placement completed in May 2019, sales of its common stock pursuant to the at-the-market Sales Agreement (the “ATM Sales Agreement”) (Note 9) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) that the Company entered into in June 2020, the term loan facility with Silicon Valley Bank (“SVB”) that the Company entered into in August 2020 (Note 8), proceeds from the private placements completed in October 2021 and April 2022 (Note 9), proceeds from the exercise of common stock warrants that were issued in the October 2021 private placements and proceeds from the public offering completed in October 2022 (Note 9). The Company has incurred recurring losses since inception, including net losses of $29.2 million and $33.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $120.5 million compared to $36.8 million of cash and cash equivalents as of December 31, 2021. The Company had incurred losses and negative cash flows from operations and had an accumulated deficit of $210.1 million as of December 31, 2022. The Company expects to continue to incur losses for the foreseeable future. As of March 16, 2023, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash, cash equivalents and marketable securities as of December 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for 12 months from the date of issuance of these Consolidated Financial Statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to December 31, 2022 for potential recognition or disclosure in the Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Consolidated Balance Sheet. Marketable securities classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Consolidated Statements of Comprehensive Loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

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

Impairment of Long-Lived Assets

ASC 360, Property, Plant, and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There was no impairment or disposal of long-lived assets during the years ended December 31, 2022 and 2021.

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the U.S., resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in the Consolidated Statements of Comprehensive Loss.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to operating expenses. The deferred offering costs are included in Other non-current assets on the Consolidated Balance Sheets.

Research and Development ("R&D") Expenses

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

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the stock option, known as the requisite service period (usually the vesting period) on a straight-line basis. For performance-based vesting, the fair value is recognized when it is probable the performance conditions will be achieved. The Company reassesses the probability of achieving the performance conditions at each reporting date. Forfeitures are accounted for as they occur.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through December 31, 2022 and December 31, 2021. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the year ended December 31, 2022, which materially impacted the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the year ended December 31, 2022, which could be expected to materially impact the Company’s Consolidated Financial Statements.

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type as of December 31, 2022 are presented in the following table (in thousands):

	December 31, 2022
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$9,914	$—	$(62)	$9,852
Asset backed securities	1,912	2	—	1,914
U.S. government agency securities	2,905	2	(4)	2,903
Corporate bonds	62,573	83	(143)	62,513
Commercial paper	30,739	—	—	30,739
Total marketable securities	$108,043	$87	$(209)	$107,921

The net amortized cost and fair value of available-for-sale marketable securities at December 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$69,527	$69,367
One year through two years	38,516	38,554
Total	$108,043	$107,921

During the year ended December 31, 2022, there have been no realized gains or losses on available-for-sale marketable securities.

During the year ended December 31, 2022, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company did not recognize any other-than-temporary impairment losses on marketable securities.

4.
Fair Value Measurements

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and the basis for that measurement, by level within the fair value hierarchy:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash equivalents	Money market funds	$11,589	$—	$—	$11,589
Marketable securities	U.S. treasury securities	9,852	—	—	9,852
Marketable securities	Asset backed securities	—	1,914	—	1,914
Marketable securities	U.S. government agency securities	—	2,903	—	2,903
Marketable securities	Corporate bonds	—	62,513	—	62,513
Marketable securities	Commercial paper	—	30,739	—	30,739
Total assets		$21,441	$98,069	$—	$119,510

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash equivalents	Money market funds	$35,835	$—	$—	$35,835
Total assets		$35,835	$—	$—	$35,835

Financial liabilities:
Term loan derivative liability		$—	$—	$114	$114
Total liabilities		$—	$—	$114	$114

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	December 31,
	2022	2021
Financial liabilities
Balance at beginning of period	$114	$196
Change in fair value of term loan derivative liability	147	(82)
Net settlements	(261)	—
Balance at end of period	$—	$114

5.
Leases

The Company entered into a lease for office space in New Haven, CT, effective March 1, 2013, and entered into a First Amendment to such lease on December 5, 2017 and a Second Amendment (the “Second Amendment”) to such lease on November 21, 2022 (collectively, the “Office Space Lease”). The leased space approximates 5,600 square feet and, prior to the Second Amendment, the Office Space Lease had a term of 60 months expiring on February 28, 2023. Under the First Amendment, the Company was required to make monthly payments ranging from approximately $10 to $12 through February 1, 2023 and provided for two designated months of free rent. As a result of the Company entering into the Second Amendment, the leased space will increase to 12,500 square feet effective in March 2023 and the term for the Office Space Lease was extended for an additional 60 months from its prior termination date, until February 28, 2028. The Second Amendment to the Office Space Lease requires monthly payments ranging from approximately $23 to $32 effective in March 2023, when the lease space is available for use, and through February 2028 and includes a tenant improvement allowance of approximately $670. The Second Amendment space was not available as of December 31, 2022 and therefore the Company has not recorded a related right-of-use asset or operating lease liability.

In December 2022, the Company entered into a 24 month lease for the financing of the furniture that will be installed as part of the Company's new office space. The furniture lease requires monthly payments of approximately $11 once the furniture is delivered, which is estimated to occur in March 2023. The furniture had not been received as of December 31, 2022 and therefore the Company has not recorded a related right-of-use asset or lease liability. The Company also entered into an immaterial office equipment lease during the three months ended June 30, 2022 that has a term of 36 months.

The incremental borrowing rate used on the First Amendment to the Office Space Lease was 13.0%. The right-of-use asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company had no significant new leases, except for the Second Amendment to the Office Space Lease, during the years ended December 31, 2022 and 2021.

The First Amendment to the Office Space Lease was an operating lease and the remaining term as of December 31, 2022 was less than one year. The Company has no financing leases. The following table summarizes the Company’s operating leases as presented on its Consolidated Balance Sheets:

	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	$24	$131
Liabilities:
Operating lease liabilities, current portion	25	120
Operating lease liabilities, long term portion	2	24
Total operating lease liabilities	$27	$144

Future minimum lease payments from December 31, 2022 until the expiration of the operating lease are as follows:

2023	$25
2024	2
2025	1
2026	—
Total lease payments	28
Less: imputed discount rate	(1)
Carrying value of operating lease liabilities	$27

Lease expense under operating leases, including leases of office equipment, was $123 and $120 for the years ended December 31, 2022 and 2021, respectively. Lease payments made were $130 and $139 in the years ended December 31, 2022 and 2021, respectively, with such amounts reflected in the Consolidated Statements of Cash Flows in operating activities.

6.
Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements, net consist of the following:

	December 31,
	2022	2021
Computer, website development and office equipment	$175	$45
Furniture and fixtures	37	60
Leasehold improvements	130	130
Construction in progress	53	—
	395	235
Less: Accumulated depreciation	(225)	(182)
Total property, equipment and leasehold improvements, net	$170	$53

Depreciation was $43 and $50 for the years ended December 31, 2022 and 2021, respectively.

7.
Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Accrued compensation and benefits	$1,508	$1,250
Accrued R&D projects	1,130	2,303
Accrued other	498	79
Accrued consulting and professional fees	382	176
Total accrued expenses	$3,518	$3,808

8.
Debt

Silicon Valley Bank Term Loan

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank, as lender (“SVB”), pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). Commencing on March 1, 2022 and on the first business day of each month thereafter, the Company was required to make monthly interest payments and to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permits voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the SVB Loan Agreement).

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modified the conditions under which the Company was required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company failed to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company would be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could be used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provided that if the Company failed to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions (the "Minimum Required Cash"), the Company would be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s ATM Sales Agreement and two private placements, which took place in October 2021 (see Note 9).

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

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. In connection with the Third Amendment, the Company paid $21 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $68 and $40 for the years ended December 31, 2022 and 2021, respectively, and is included in interest expense in the Company’s Consolidated Statements of Comprehensive Loss. The unamortized deferred charges at December 31, 2022 and 2021 totaled $29 and $76, respectively, and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheet and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $9 and $11 for the years ended December 31, 2022 and 2021, respectively and is included in interest expense in the Company’s Consolidated Statements of Comprehensive Loss. At December 31, 2022 and 2021, the loan discount-financing costs unamortized balance was $3 and $12, respectively.

In connection with the SVB Loan Agreement, the Company is obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee is being accrued over the life of the SVB Term Loan using the effective interest method and is included as an increase in the balance of the term loan payable on the Company’s Consolidated Balance Sheets. Accrual of this final payment fee totaled $383 and $474 for the years ended December 31, 2022 and 2021, respectively, and is included in interest expense in the Company’s Consolidated Statements of Comprehensive Loss. At December 31, 2022 and 2021, $1,040 and $657 was accrued for the final payment fee, respectively.

Prior to the Third Amendment, the SVB Loan Agreement provided that upon SVB receiving evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan would increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represented a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusted this liability to fair value at each reporting date it remained outstanding, with such adjustments recorded as non-cash charges in other income (expense), net in the Company’s Consolidated Statements of Comprehensive Loss. The term loan derivative liability was presented as a current liability on the Company’s Consolidated Balance Sheets as of December 31, 2021. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Consolidated Statements of Comprehensive Loss through the SVB Term Loan’s maturity date using the effective interest method. Such amortization was $60 and $74 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the balance of the term loan discount – interest was $24 and $84, respectively, and is included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheets. Upon entering into the Third Amendment, the Contingent Interest Rate Increase became effective and the Company recorded an increase to the total fair value of the term loan derivative liability of $136 for the three months ended June 30, 2022. The term loan derivative liability was then settled and reclassed to both current and non-current interest payable, which are presented as accrued liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2022.

Fair values of the term loan derivative liability were estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the Phase 3 Event and other probability estimates. For the fair value calculations of the term loan derivative liability at December 31, 2021, significant inputs included the Contingent Interest Rate Increase of 2.00%, a discount rate of 12.0% and the SVB Term Loan maturity date of February 1, 2024.

As of December 31, 2022 and December 31, 2021, the Company had outstanding borrowings of $8.2 million and $14.0 million, respectively, under the SVB Term Loan and the term loan payable balance as presented in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 was comprised as shown below.

	December 31,
	2022	2021
Principal outstanding under term loan	$8,167	$14,000
Term loan discount-interest	(24)	(84)
Term loan discount-unamortized deferred charges	(29)	(76)
Term loan discount-financing costs, net of accretion	(3)	(12)
Term loan-final payment fee	1,040	657
	9,151	14,485
Less current portion	7,000	5,833
Term loan payable, non-current	$2,151	$8,652

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the interest rate applicable to borrowings under the SVB Term Loan was 5.36% and 4.25%, respectively.

	Year Ended December 31,
	2022	2021
Interest payments	$643	$603
Accrual of the final payment fee	383	474
Accretion and amortization of term loan discounts	137	125
	$1,163	$1,202

9.
Stockholders’ Equity

Preferred Stock

As of December 31, 2022 and 2021, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

Common Stock

As of December 31, 2022 and 2021, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, with a par value of $0.001 per share.

As of December 31, 2022 and 2021, the Company had reserved shares of common stock for future issuance as shown in the table below:

	December 31, 2022	December 31, 2021
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	602,231	665,720
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	4,553,202	3,400,489
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	701,232	470,631
Shares to be issued upon exercise of common stock warrants and pre-funded warrants	48,330,707	20,602,244
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	30,000,000
	84,187,372	55,139,084

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Securities, under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020, and as of December 31, 2022, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

In May 2022, the Company amended the ATM Sales Agreement with SVB Securities to increase the maximum aggregate offering price of common stock that it may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

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

Public Offering

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company's common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the "September 2022 Offering"), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the "Underwriting Agreement") with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the "Option"), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the "Additional Shares"), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, for the year ended December 31, 2022 is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding as of December 31, 2021	2,300,000	18,302,244	20,602,244	$1.22	4.5
Issued	38,627,003	—	38,627,003	$0.001
Exercised	(2,300,000)	(8,598,540)	(10,898,540)	$1.37
Outstanding as of December 31, 2022	38,627,003	9,703,704	48,330,707	$0.28	5.1

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

Stock-Based Awards

The 2012 Stock Incentive Plan (the “2012 Plan") was adopted by the Company’s board of directors and stockholders. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company’s board of directors administers the 2012 Plan. In April 2019, the Company’s board of directors adopted a resolution effective on May 7, 2019, that no further equity-based awards may be granted under the 2012 Plan.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 5,155,433 and 4,066,209 as of December 31, 2022 and 2021, respectively, of which 705,150 and 1,136,737 shares remained available for grant under the 2019 Plan, respectively. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 1,140,232 shares and 741,871 shares, equal to 4% of the Company’s then-outstanding common stock.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of December 31, 2022 and 2021, respectively, options to purchase 3,848,052 and 2,263,752 shares of common stock were granted and outstanding, net of cancelations, under the 2019 Plan. As of December 31, 2022 and 2021, respectively, options to purchase 602,231 and 665,720 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2021, the compensation committee of the Company’s board of directors approved the grant of stock options to purchase 450,875 shares of common stock with performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2021, vest based on the timing and successful results of the Company’s PRISM or CANAL clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the year ended December 31, 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	2,929,472	$4.51	7.6	$—
Granted	1,669,250	$1.11
Forfeited	(53,513)	$3.59
Expired	(43,921)	$5.26
Exercised	(51,005)	$2.73
Outstanding as of December 31, 2022	4,450,283	$3.26	7.6	$1,672
Options exercisable as of December 31, 2022	2,196,428	$4.71	6.3	$65
Options unvested as of December 31, 2022	2,253,855	$1.84	8.9	$1,607

The weighted average grant-date fair value per share of stock options granted was $0.93 and $2.28 for the years ended December 31, 2022 and 2021, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $2.9 million and $2.4 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $33. No stock options were exercised during the year ended December 31, 2021.

The assumptions that the Company used to determine the fair value of the stock options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.4%	0.8%
Expected volatility	103.3%	94.0%
Expected dividend yield	—	—
Expected life of options (in years)	6.9	6.5

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 803,976 as of December 31, 2022, of which 701,232 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2022 and January 1, 2021, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 285,058 shares and 185,467 shares, equal to 1% of the Company’s then-outstanding common stock.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2022	2021
General and administrative expense	$1,512	$1,800
Research and development expense	815	743
	$2,327	$2,543

As of December 31, 2022, total unrecognized compensation cost related to the unvested share-based awards was $2.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

10.
Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded an income tax benefit related to state research and development tax credits of $36 and $21, respectively.

The components of income tax benefit for the years ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	(36)	(21)
	(36)	(21)
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax benefit	$(36)	$(21)

The following table provides a reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income tax benefit—net of federal tax	5.8	6.0
Change in valuation allowance	(28.7)	(29.1)
Refundable tax credit	0.1	0.1
R&D tax credits	2.5	2.1
Permanent adjustments	(0.6)	—
Effective income tax rate	0.1%	0.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Net operating loss carryforwards	$48,030	$45,693
Federal and state tax credits	5,569	4,801
Capitalized R&D	4,825	—
Other	2,868	2,237
Deferred tax assets	61,292	52,731

Other	(220)	(35)
Deferred tax liabilities	(220)	(35)

Valuation allowance	(61,072)	(52,696)
Net deferred tax asset	$—	$—

For the years ended December 31, 2022 and 2021, the Company generated federal and state net operating losses (“NOLs”) of approximately $8.7 million and $32.1 million, respectively. At December 31, 2022 and 2021, the federal and state net operating loss balances were approximately $178.4 million and $169.7 million, respectively. The operating losses generated prior to 2018 will expire in years 2031 through 2037, unless previously utilized. The operating losses generated in 2018 or later can be carried forward indefinitely, however will only offset 80% of taxable income in a carryforward year. The Company also generated federal R&D tax credits for the years ended December 31, 2022 and 2021 of approximately $756 and $702, respectively. At December 31, 2022 and 2021, the federal R&D tax credit carryforwards were approximately $5.4 million and $4.6 million, respectively. These credits will expire in years 2032 through 2042, unless previously utilized. The Company completed a detailed Section 382 analysis, and due to multiple historical ownership changes, the Company's NOLs as of December 31, 2022, in the amount of $178.4 million and R&D tax credits in the amount of $5.4 million are subject to limitation. If a further ownership change occurs, the Company's ability to use its tax attributes might be further limited.

The Company also generated state research tax credits for the years ended December 31, 2022 and 2021 of approximately $118 and $149, respectively. The Company applied to exchange a portion of these credits for cash under a state-run program. These amounts, $36 and $21 for the years ended December 31, 2022 and 2021, respectively, were recognized as current income tax benefits in the Company’s Consolidated Statements of Comprehensive Loss. At each of December 31, 2022 and 2021, the Company’s Consolidated Balance Sheets reflect income tax receivables of $36 and $21 respectively, related to these credits. Because of the net operating loss and research credit carryforwards, tax years 2012 through 2021 remain open to U.S. federal and state tax examinations.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize U.S. expenses over five years and non-U.S. expenses over fifteen years pursuant to Internal Revenue Code Section 174. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to capitalize research and development expenses under the current tax law. The impact of Section 174 on the Company's deferred tax assets depends on the amount of research and development expenditures incurred by the Company and whether the IRS issues guidance on the provision, which differs from the Company's current interpretation, among other things. For the year ended December 31, 2022, this provision resulted in a deferred tax asset of $4,825.

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

The Company determined that operating losses it incurred since its inception on March 17, 2011, represented negative evidence sufficient to conclude a valuation allowance was necessary. As such, the Company has recorded a valuation allowance of $61.1 million and $52.7 million at December 31, 2022 and 2021, respectively, as a reserve against its net deferred tax assets. These balances reflect increases in the valuation allowance of $8.4 million and $9.9 million in 2022 and 2021, respectively, both representing an increase in net deferred tax assets.

The Company applies the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As a result of the implementation of ASC 740, the Company recognized no adjustment for unrecognized income tax benefits. The Company has not, as of yet, conducted a study of R&D tax credit carryforwards. Such a study could result in an adjustment to the Company’s R&D tax credit carryforwards; however, until a study is completed and any potential adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D tax credits and, if an adjustment is required in the future, this adjustment would be offset by a corresponding adjustment to the valuation allowance. For the years ended December 31, 2022 and 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

11.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2022	2021
Net loss	$(29,152)	$(33,940)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	64,541,911	22,841,481
Basic and diluted net loss per common share outstanding	$(0.45)	$(1.49)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of December 31, 2022, the Company had pre-funded warrants to purchase 38,627,003 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the year ended December 31, 2022.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of December 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of December 31,
	2022	2021
Stock Options	4,450,283	2,929,472
Warrants	9,703,704	20,602,244
	14,153,987	23,531,716

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

Under the license agreement, the Company paid Endo a non-creditable, non-refundable upfront license fee. The Company may also become obligated to make milestone payments to Endo of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, and $0.8 million, which would become due upon the marketing approval of a licensed product in the U.S. and to pay royalties based on net sales of the licensed products by the Company, its affiliates and sublicensees. In addition, the Company is obligated to pay Endo a low-to-mid double-digit percentage of certain income it receives from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

The Company also has commitments under lease and licensing agreements (Note 5 and Note 12).

14.
Retirement Plan

In March 2013, the Company adopted and became a participating employer of a multiple employer defined contribution retirement plan that complies with Section 401(k) of the Code. All eligible employees of the Company are able to immediately participate in the plan (with an entry date of the first day of any month), with no minimum service requirement. The 401(k) plan provides that the Company make non-discretionary matching contributions of 50% of the first 6% of elective contributions. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer match contribution portion of their accounts, as well as any earnings thereon, is based on years of credited service, vesting over a four-year period, with 25% vesting per completed year. The Company’s expense under the 401(k) plan, representing its employer matching contributions and additional contributions in accordance with regulatory compliance requirements, totaled $90 and $96 for the years ended December 31, 2022 and 2021, respectively.