Form 10-Q
period 2023-03-31
Trevi Therapeutics, Inc.
filed 2023-05-11
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 60,069,512 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our clinical trials, including our planned trials of Haduvio for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and for refractory chronic cough and our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in IPF and for other chronic cough indications and for the treatment of prurigo nodularis;
•
our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•
the timing of and our ability to submit applications for and to obtain and maintain regulatory approvals for Haduvio;
•
our expectations regarding our ability to fund our operating expenses, including our planned clinical trials, with our cash, cash equivalents and marketable securities;
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
•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in IPF and refractory chronic cough. Before commencing the trials, we will need to submit an IND for Haduvio to the FDA and complete regulatory submissions in countries selected for the studies. Changes in the design of planned trials or regulatory delays may affect the timing and costs of the trials and changes in the timing or costs of the trials for these or other reasons may affect our ability to complete the planned trials with our existing cash resources.
•
The outcome of clinical trials may not be predictive of the success of later clinical trials. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 CANAL trial may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or other chronic cough indications such as refractory chronic cough, and the results of our Phase 2b/3 PRISM trial in Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future trial in prurigo nodularis.
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
•
The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to evaluate the effect of Haduvio on respiratory physiology in patients with chronic cough in IPF of varying disease severity. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.
•
Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We are conducting a human abuse potential, or HAP, study to determine the abuse potential of oral nalbuphine ER relative to butorphanol. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the U.S. Food and Drug Administration, or FDA, may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.
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

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,651	$12,589
Marketable securities	99,607	107,921
Prepaid expenses	1,332	795
Other current assets	1,611	1,311
Total current assets	114,201	122,616
Other non-current assets	225	205
Operating lease right-of-use assets	1,292	24
Finance lease right-of-use assets	242	—
Property, equipment and leasehold improvements, net	245	170
Total assets	$116,205	$123,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,983	$2,857
Accrued expenses	3,474	3,518
Term loan	7,482	7,000
Operating lease liabilities	144	25
Finance lease liabilities	118	—
Total current liabilities	13,201	13,400
Term loan	—	2,151
Operating lease liabilities	1,148	2
Finance lease liabilities	124	—
Other non-current liabilities	—	3
Total liabilities	14,473	15,556
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; and 60,065,408 and 59,943,430 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	60	60
Additional paid-in capital	318,230	317,590
Accumulated other comprehensive loss	(88)	(122)
Accumulated deficit	(216,470)	(210,069)
Total stockholders’ equity	101,732	107,459
Total liabilities and stockholders’ equity	$116,205	$123,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$5,000	$4,645
General and administrative	2,563	2,380
Total operating expenses	7,563	7,025
Loss from operations	(7,563)	(7,025)
Other income (expense):
Change in fair value of term loan derivative liability	—	(11)
Other income, net	165	—
Interest income, net	1,221	4
Interest expense	(231)	(302)
Total other income (expense), net	1,155	(309)
Loss before income taxes	(6,408)	(7,334)
Income tax benefit	7	5
Net loss	$(6,401)	$(7,329)
Basic and diluted net loss per common share outstanding	$(0.06)	$(0.24)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	98,610,671	30,805,804

Net loss	$(6,401)	$(7,329)
Other comprehensive loss:
Net unrealized gains on available-for-sale marketable securities	34	—
Comprehensive loss	$(6,367)	$(7,329)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity

Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	578	—	—	578
Issuance of common stock from exercise of stock options	121,978	—	62		—	62
Unrealized gains on available-for-sale marketable securities	—	—	—	34	—	34
Net loss	—	—	—	—	(6,401)	(6,401)
Balance at March 31, 2023	60,065,408	$60	$318,230	$(88)	$(216,470)	$101,732

Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	737	—	—	737
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(22)	—	—	(22)
Issuance of common stock from warrant exercise	2,300,000	2	—	—	—	2
Net loss	—	—	—	—	(7,329)	(7,329)
Balance at March 31, 2022	30,805,804	$31	$198,678	$—	$(188,246)	$10,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(6,401)	$(7,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	11
Accretion of available-for-sale marketable securities, net	(671)	—
Loss on disposal of property, equipment and leasehold improvements	10	—
Change in fair value of term loan derivative liability	—	11
Accretion/accrual of term loan discounts and debt issuance costs	81	154
Stock-based compensation	578	737
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(836)	420
Accounts payable	(914)	(1,110)
Accrued expenses and other liabilities	(63)	14
Net cash used in operating activities	(8,197)	(7,092)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	18,000	—
Purchases of available-for-sale marketable securities	(8,981)	—
Purchases of property, equipment and leasehold improvements	(57)	—
Net cash provided by investing activities	8,962	—
Financing activities:
Repayments of term loan	(1,750)	(583)
Proceeds from exercises of warrants	—	2
Proceeds from exercises of stock options	62	—
Payments of offering costs	(15)	(44)
Net cash used in financing activities	(1,703)	(625)
Net decrease in cash and cash equivalents	(938)	(7,717)
Cash and cash equivalents at beginning of period	12,589	36,830
Cash and cash equivalents at end of period	$11,651	$29,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis (“IPF”) and other chronic cough indications, and for the treatment of prurigo nodularis. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to March 31, 2023 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 13.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include but are not limited to the recognition of research and development (“R&D”) expenses, the valuation of stock-based awards and the valuation allowance of deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2023 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim period or any future year or period.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Condensed Consolidated Balance Sheets. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

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

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable, accrued expenses, term loans and warrants to acquire the Company’s common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below. The carrying amount of the term loan approximates its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability is estimated utilizing a probability-weighted cash flow approach. The warrants to acquire the Company’s common stock are not required to be accounted for at fair value.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, U.S. government agency obligations, corporate bonds, commercial paper, asset-backed securities and municipal bonds, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through March 31, 2023 and December 31, 2022. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

Leases

Under ASC 842, Leases (“ASC 842”), the Company determines if an arrangement is a lease at its inception. Leases are classified as either operating or finance, based on the Company’s evaluation of certain criteria. If a lease has a term greater than one year, the lease is recognized in the balance sheet as a right-of-use asset and a lease liability at lease commencement. The Company elected the short-term lease practical expedient, therefore, if a lease has a term less than one year, the Company will not recognize the lease on its balance sheet. The right-of-use asset represents the Company’s right of use to an underlying asset for the term of the lease and the liability represents the Company’s obligation to make lease payments arising from the lease. If the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, based on information available at the commencement date of the lease to determine the present value of the lease payments.

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease, and right-of-use assets are subsequently re-measured to reflect the effect of uneven lease payments.

For finance leases, right-of-use assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset. Expenses for finance leases include the amortization of right-of-use assets, which is recorded as depreciation and amortization expense, and interest expense, which reflects interest accrued on the lease liability.

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

There have been no new pronouncements adopted during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the three months ended March 31, 2023, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type as of March 31, 2023 and December 31, 2022 are presented in the following table (in thousands):

	March 31, 2023
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$65,857	$68	$(159)	$65,766
Commercial paper	19,001	—	—	19,001
U.S. treasury securities	7,971	—	(19)	7,952
U.S. government agency securities	4,932	24	(1)	4,955
Asset backed securities	1,934	—	(1)	1,933
Total marketable securities	$99,695	$92	$(180)	$99,607

	December 31, 2022
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$62,573	$83	$(143)	$62,513
Commercial paper	30,739	—	—	30,739
U.S. treasury securities	9,914	—	(62)	9,852
U.S. government agency securities	2,905	2	(4)	2,903
Asset backed securities	1,912	2	—	1,914
Total marketable securities	$108,043	$87	$(209)	$107,921

The net amortized cost and fair value of available-for-sale marketable securities at March 31, 2023 and December 31, 2022, respectively, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	March 31, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$66,715	$66,592
One year through two years	32,980	33,015
Total	$99,695	$99,607

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$69,527	$69,367
One year through two years	38,516	38,554
Total	$108,043	$107,921

During the three months ended March 31, 2023, there were no realized gains or losses on available-for-sale marketable securities.

During the three months ended March 31, 2023, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company did not recognize any other-than-temporary impairment losses on marketable securities.

4.
Fair Value Measurements

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and the basis for that measurement, by level within the fair value hierarchy:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets:
Cash equivalents	Money market funds	$10,651	$—	$—	$10,651
Marketable securities	Corporate bonds	—	65,766	—	65,766
Marketable securities	Commercial paper	—	19,001	—	19,001
Marketable securities	U.S. treasury securities	7,952	—	—	7,952
Marketable securities	U.S. government agency securities	—	4,955	—	4,955
Marketable securities	Asset backed securities	—	1,933	—	1,933
Total assets		$18,603	$91,655	$—	$110,258

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash equivalents	Money market funds	$11,589	$—	$—	$11,589
Marketable securities	Corporate bonds	—	62,513	—	62,513
Marketable securities	Commercial paper	—	30,739	—	30,739
Marketable securities	U.S. treasury securities	9,852	—	—	9,852
Marketable securities	U.S. government agency securities	—	2,903	—	2,903
Marketable securities	Asset backed securities	—	1,914	—	1,914
Total assets		$21,441	$98,069	$—	$119,510

5.
Leases

The Company entered into a lease for office space in New Haven, CT, effective March 1, 2013, and entered into a First Amendment to such lease on December 5, 2017 and a Second Amendment (the “Second Amendment”) to such lease on November 21, 2022 (collectively, the “Office Space Lease”). The leased space approximated 5,600 square feet and, prior to the Second Amendment, the Office Space Lease had a term of 60 months expiring on February 28, 2023. Under the First Amendment, the Company was required to make monthly payments ranging from approximately $10 to $12 through February 1, 2023 and received two designated months of free rent. As a result of the Company entering into the Second Amendment, the leased space increased to 12,500 square feet effective in March 2023 and the term for the Office Space Lease was extended for an additional 60 months from its prior termination date, until February 28, 2028. The Second Amendment requires monthly payments ranging from approximately $23 to $32 effective in March 2023 through February 2028. The first year of payments are based on 10,500 square feet of occupied space, the second year of payments are based on 11,500 square feet of occupied space and the remaining lease payments are based on 12,500 square feet of occupied space.

In December 2022, the Company entered into a 24 month lease for the financing of the furniture installed in the Company’s new office space. The furniture lease requires monthly payments of approximately $11 starting in March 2023. The Company also entered into an immaterial office equipment lease during 2022 that has a term of 36 months.

The following table presents our lease-related assets and liabilities as of March 31, 2023 and December 31, 2022:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,292	$24
Finance lease assets	Finance lease right-of-use assets	242	—
Total lease assets		$1,534	$24
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$144	$25
Finance lease liabilities	Finance lease liabilities, current portion	118	—
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	1,148	2
Finance lease liabilities	Finance lease liabilities, non-current portion	124	—
Total lease liabilities		$1,534	$27

The following table presents information related to our lease expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$31	$39
Total lease expense	$31	$39

Future minimum lease payments from March 31, 2023 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2023	$208	$95
2024	303	126
2025	349	32
2026	368	—
2027	377	—
Thereafter	95	—
Total minimum lease payments	1,700	253
Less: Amount of lease payments representing interest	(408)	(11)
Present value of future minimum lease payments	$1,292	$242

The following table presents certain information related to the lease terms and discount rates for our leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	5.0 years	0.3 years
Finance leases	2.0 years	—

Weighted average discount rate:
Operating leases	11.00%	13.00%
Finance leases	4.37%	—

The following table presents supplemental cash flow information related to our leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$24	$35
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,289	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$242	$—

6.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Accrued R&D projects	$1,919	$1,130
Accrued compensation and benefits	618	1,508
Accrued consulting and professional fees	470	382
Accrued other	467	498
Total accrued expenses	$3,474	$3,518

7.
Debt

Silicon Valley Bank Term Loan

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. While SVB was the Company’s primary bank at the time of its closure, the vast majority of the Company’s total cash, cash equivalents and marketable securities resided in custodial accounts held by U.S. Bank for which SVB Asset Management was the advisor. The FDIC subsequently transferred all of SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., under a systemic risk exception approved by the United States Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. As a result, all of the Company’s deposits that were at SVB and the Company’s SVB Term Loan (as described below) were then moved to First Citizens Bank. The Company currently has access to all cash, cash equivalents and marketable securities that had been in its SVB accounts, and does not expect losses or material disruptions to the Company’s ongoing operations due to SVB’s closure. On May 9, 2023, the Company paid the remaining amount due under the SVB Loan Agreement (as described below), resulting in the full extinguishment of the SVB Term Loan (see Note 13 for additional information).

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with SVB, as lender, pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The SVB Term Loan bears interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). Commencing on March 1, 2022 and on the first business day of each month thereafter, the Company was required to make monthly interest payments and to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan are due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company will be required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement were secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the SVB Loan Agreement).

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modified the conditions under which the Company was required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company failed to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company would be required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could be used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provided that if the Company failed to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions (the “Minimum Required Cash”), the Company would be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s at-the-market Sales Agreement (“ATM Sales Agreement”) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) and two private placements, which took place in October 2021 (see Note 8).

On April 6, 2022, the Company and SVB entered into a Third Amendment (the “Third Amendment”) to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which the Company would be required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the terms of the Third Amendment, if the Company raised $45.0 million in net proceeds from the sale of equity securities (the “2022 Equity Event”), the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash would terminate and the sole remaining trigger for cash collateralization would be if the Company did not receive positive final data by December 31, 2022 from either its Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or its Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in IPF. In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the Loan Agreement. As a result of the Third Amendment, amounts outstanding under the Loan Agreement accrued interest at a floating per annum rate equal to (i) prior to the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 1.00% and (B) 4.25%, and (ii) upon and after the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The closing of the April 2022 Private Placement, as discussed in Note 8 below, constituted the 2022 Equity Event and thereby terminated the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash. On August 3, 2022, SVB confirmed that the reported data from the Phase 2b/3 PRISM trial satisfied the requirement for positive final data and that the cash collateralization requirements of the SVB Loan Agreement were no longer in effect.

The SVB Loan Agreement contained customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could cause interest to be charged at the rate that was otherwise applicable plus 5.00% (unless SVB elected to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against the Company and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including the Company’s cash. The SVB Loan Agreement also restricted the payment of dividends on the Company’s common stock.

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third-party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. In connection with the Third Amendment, the Company paid $21 in financing costs to a third party, which were recorded as deferred charges and will be amortized over the remaining life of the SVB Term Loan using the effective interest method. Amortization of these deferred financing charges totaled $11 and $17 for the three months ended March 31, 2023 and 2022, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The unamortized deferred charges totaled $17 and $29 at March 31, 2023 and December 31, 2022, respectively, and are included as a direct reduction of the carrying value of the term loan payable on the Company’s Condensed Consolidated Balance Sheets.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts are included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and will be accreted over the life of the SVB Term Loan using the effective interest method. Accretion of these loan discounts totaled $1 and $2 for the three months ended March 31, 2023 and 2022, respectively, and is included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2023 and December 31, 2022, the loan discount-financing costs balance was $2 and $3, respectively.

In connection with the SVB Loan Agreement, the Company was obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee was accrued over the life of the SVB Term Loan using the effective interest method and was included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. Accrual of this final payment fee totaled $59 and $117 for the three months ended March 31, 2023 and 2022, respectively, and was included in interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2023 and December 31, 2022, $1,098 and $1,040 was accrued for the final payment fee, respectively.

Prior to the Third Amendment, the SVB Loan Agreement provided that upon SVB receiving evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan would increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represented a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusted this liability to fair value at each reporting date it remained outstanding, with such adjustments recorded as non-cash charges in other income (expense), net in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The term loan derivative liability was previously presented as a current liability on the Company’s Condensed Consolidated Balance Sheets. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, to be amortized to interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss through the SVB Term Loan’s maturity date using the effective interest method. Such amortization was $9 and $18 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the balance of the term loan discount – interest was $14 and $24, respectively, and is included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. Upon entering into the Third Amendment, the Contingent Interest Rate Increase became effective and the Company recorded an increase to the total fair value of the term loan derivative liability in 2022. The term loan derivative liability was then settled and reclassified to both current and non-current interest payable, which are presented as accrued liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.

As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings of $6.4 million and $8.2 million, respectively, under the SVB Term Loan and the term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 was comprised as shown below.

	March 31, 2023	December 31, 2022
Principal outstanding under term loan	$6,417	$8,167
Term loan discount-interest	(14)	(24)
Term loan discount-unamortized deferred charges	(17)	(29)
Term loan discount-financing costs, net of accretion	(2)	(3)
Term loan-final payment fee	1,098	1,040
	7,482	9,151
Less current portion	7,482	7,000
Term loan payable, non-current	$-	$2,151

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 10.68% and 4.25%, respectively.

	Three Months Ended March 31,
	2023	2022
Interest payments	$150	$148
Accrual of the final payment fee	59	117
Accretion and amortization of term loan discounts	22	37
	$231	$302

8.
Stockholders’ Equity

As of March 31, 2023 and December 31, 2022, the Company had reserved shares of common stock for future issuance as shown in the table below:

	March 31, 2023	December 31, 2022
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	598,020	602,231
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	6,541,058	4,553,202
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,227,547	701,232
Shares to be issued upon exercise of common stock warrants and pre-funded warrants	48,330,707	48,330,707
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	30,000,000
	86,697,332	84,187,372

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Securities under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, the Company amended the ATM Sales Agreement with SVB Securities to increase the maximum aggregate offering price of common stock that it may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020. As of March 31, 2023, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

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

Public Offering

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, for the three months ended March 31, 2023, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	38,627,003	9,703,704	48,330,707	$0.28
Exercised	—	—	—	$—
Outstanding as of March 31, 2023	38,627,003	9,703,704	48,330,707	$0.28

The pre-funded and common stock warrants are classified as equity in accordance with ASC 815 given that the pre-funded and common stock warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in permanent equity.

Stock-Based Awards

The 2012 Stock Incentive Plan (the "2012 Plan") was adopted by the Company’s board of directors and stockholders. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company’s board of directors administers the 2012 Plan. In April 2019, the Company’s board of directors adopted a resolution effective May 7, 2019, that no further equity-based awards may be granted under the 2012 Plan.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 7,139,078 as of March 31, 2023, of which 1,778,059 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares and 1,140,232 shares, equal to the 2019 Plan determined maximum and 4% of the Company’s then-outstanding common stock, respectively.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of March 31, 2023 and December 31, 2022, respectively, options to purchase 4,762,999 shares and 3,848,052 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of March 31, 2023 and December 31, 2022, respectively, options to purchase 598,020 and 602,231 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the three months ended March 31, 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	4,450,283	$3.26
Granted	1,320,000	$2.67
Forfeited	(283,075)	$1.62
Expired	(4,211)	$3.14
Exercised	(121,978)	$0.51
Outstanding as of March 31, 2023	5,361,019	$3.26
Options exercisable as of March 31, 2023	2,464,377	$4.43
Options unvested as of March 31, 2023	2,896,642	$2.27

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,330,291 as of March 31, 2023, of which 1,227,547 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares and 285,058 shares, equal to the 2019 ESPP determined maximum and 1% of the Company’s then-outstanding common stock, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2023	2022
General and administrative expense	$365	$477
Research and development expense	213	260
	$578	$737

9.
Income Taxes

As of March 31, 2023 and December 31, 2022, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three months ended March 31, 2023 and 2022 was for the Company’s estimates for its state research and development tax credits in each given year.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,401)	$(7,329)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	98,610,671	30,805,804
Basic and diluted net loss per common share outstanding	$(0.06)	$(0.24)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of March 31, 2023, the Company had pre-funded warrants to purchase 38,627,003 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted for the three months ended March 31, 2023.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of March 31,
	2023	2022
Stock Options	5,361,019	4,064,591
Warrants	9,703,704	18,302,244
	15,064,723	22,366,835

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

13.
Subsequent Events

On May 9, 2023, the Company paid the remaining amount due under the SVB Term Loan, resulting in the full extinguishment of the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 16, 2023. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and other chronic cough indications, and for the treatment of prurigo nodularis.

Chronic Cough. In September 2022, we announced positive data from our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in IPF that we conducted at multiple sites in the United Kingdom. In total, we enrolled 38 subjects in the study. In the full subject data set, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

We are in discussions with the U.S. Food and Drug Administration, or FDA, and other international regulatory authorities, regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in IPF. We are preparing for a Phase 2b dose ranging trial of Haduvio for the treatment of chronic cough in IPF. The purpose of this trial would be to determine the dose response and select the dose for the next study as well as to further characterize the safety in this specific patient population. We expect this trial to use a parallel arm design, which would study three doses and placebo over a six-week period. The primary endpoint of this study is expected to be a reduction in 24-hour cough frequency using an objective cough monitor. We expect the study to enroll approximately 150-200 subjects. We are also preparing to conduct a Phase 1b trial to evaluate the effect of Haduvio on respiratory physiology in patients with chronic cough in IPF of varying disease severity. Subject to agreement with the FDA and other international regulatory authorities, we intend to initiate these trials in the second half of 2023. We will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in IPF at sites in the United States.

We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough, which we expect to initiate in the third quarter of 2023 at sites in the U.K. We expect this trial to use a randomized, double-blind, placebo-controlled, two treatment period crossover design, which would study escalating doses of Haduvio over three weeks as compared to placebo. We expect the primary endpoint to be a mean change in cough frequency using an objective cough monitor. We expect the study to enroll approximately 60 subjects.

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

We are analyzing the open-label extension portion of the Phase 2b/3 PRISM trial, which we completed in the first quarter of 2023 and expect to present the full results of the Phase 2b/3 PRISM trial at a future medical meeting. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA in 2023. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We are exploring entering into a strategic collaboration for the continued development of this program.

Human Abuse Potential Study. We initiated a human abuse potential study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled 5-way crossover design. The study is being conducted in two parts. The first part of the study characterized various butorphanol doses in order to select a dose to be studied. The second part of the study will utilize the selected dose and compare oral nalbuphine relative to butorphanol using the study metrics. We have completed part one of the study and are preparing to start part two of the study. The FDA has requested that we submit the data from part one in support of our butorphanol dose selection for their review and comment prior to commencing part two of the study. We expect to have top-line data from this study by the end of 2023, subject to regulatory input and supply of butorphanol.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2023, we had an accumulated deficit of $216.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF or other chronic cough indications or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we amended the ATM Sales Agreement with SVB Securities to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of March 31, 2023, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of May 11, 2023, 1,851,852 of the warrants to purchase shares of common stock that are to expire in April 2025 and 7,851,852 of the warrants to purchase shares of common stock that are to expire in October 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. As of May 11, 2023, all of the pre-funded warrants to purchase shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of May 11, 2023, all of the pre-funded warrants to purchase shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

In August 2020, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB provided a term loan, or the SVB Term Loan, to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. In July 2021 and April 2022, we entered into amendments to the SVB Loan Agreement with SVB, which we refer to as the Loan Amendments, that modified the conditions under which we would be required to cash collateralize the outstanding amounts owed to them under the SVB Loan Agreement. On May 9, 2023, we paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium. For further discussion of the SVB Term Loan and the Loan Amendments, see “—Liquidity and Capital Resources”.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $111.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF, our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough, and the second part of our human abuse potential, or HAP, study to determine the abuse potential of oral nalbuphine ER relative to butorphanol.

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

Other Income (Expense), Net

For the three months ended March 31, 2023, other income, net consisted of income related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.

Interest Income, Net

Interest income, net consists of interest earned primarily on our cash, cash equivalents and marketable securities as well as accretion of discounts/amortization of premiums on purchases of marketable securities.

Interest Expense

In August 2020, we entered into the SVB Loan Agreement under which we borrowed $14.0 million under the SVB Term Loan. In connection with the SVB Term Loan, we recognize interest expense which includes amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan. Prior to the Third Amendment to the SVB Loan Agreement that we entered into with SVB in April 2022, or the Third Amendment, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, which we refer to together as the Phase 3 Event, the interest rate under the SVB Term Loan would be adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%.

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

The SVB Term Loan required interest-only payments until March 2022. Commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. On May 9, 2023, we paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$5,000	$4,645	$355
General and administrative	2,563	2,380	183
Total operating expenses	7,563	7,025	538
Loss from operations	(7,563)	(7,025)	(538)
Other income (expense):
Change in fair value of term loan derivative liability	—	(11)	11
Other income, net	165	—	165
Interest income, net	1,221	4	1,217
Interest expense	(231)	(302)	71
Total other income (expense), net	1,155	(309)	1,464
Loss before income taxes	(6,408)	(7,334)	926
Income tax benefit	7	5	2
Net loss	$(6,401)	$(7,329)	$928

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Clinical development expenses	$2,551	$3,066	$(515)
Personnel and related expenses	1,241	1,089	152
Consulting expenses and professional fees	859	180	679
Stock-based compensation expenses	213	260	(47)
Other research and development expenses	136	50	86
Total research and development expenses	$5,000	$4,645	$355

Research and development expenses for the three months ended March 31, 2023 increased to $5.0 million from $4.6 million for the corresponding period in 2022, primarily due to increased consulting and professional fees related to startup activities for our three planned chronic cough trials as well as an increase in personnel-related expenses. These increases were offset by a decline in clinical development expenses reflecting the completion prior to the first quarter of 2023 of both the blinded portion of our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 increased to $2.6 million from $2.4 million for the corresponding period in 2022, due to an increase in personnel-related expenses and higher tax professional fees.

Other Income (Expense), Net

Other income, net for the three months ended March 31, 2023 was $1.2 million compared to other expense, net of $0.3 million for the corresponding period in 2022. The change was primarily due to an increase in interest income of $1.2 million due to higher cash equivalent and marketable securities balances and higher interest rate yields. In addition, during the three months ended March 31, 2023, we recorded $0.2 million in other income, net, related to a tax credit against employment taxes for certain previous periods provided under the CARES Act. No income was recorded related to tax credits under the CARES Act in 2022.

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

In June 2020, we entered into the ATM Sales Agreement under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we amended the ATM Sales Agreement with SVB Securities to increase the maximum aggregate offering price of common stock that we may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and as of March 31, 2023 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. While SVB was our primary bank at the time of its closure, the vast majority of our total cash, cash equivalents and marketable securities resided in custodial accounts held by U.S. Bank for which SVB Asset Management was the advisor. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A, under a systemic risk exception approved by the United States Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC. On March 27, 2023, First Citizens Bank assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. As a result, all of our deposits that were at SVB and our SVB Term Loan were then moved to First Citizens Bank. We currently have access to all cash, cash equivalents and marketable securities that had been in our SVB accounts, and do not expect losses or material disruptions to our ongoing operations due to SVB’s closure.

SVB Loan Agreement

In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. Prior to the Third Amendment, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. Commencing on March 1, 2022 and on the first business day of each month thereafter, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would be 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we would be required to pay a final payment fee equal to $1.2 million. On May 9, 2023, we paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium. The SVB Term Loan and related obligations under the SVB Loan Agreement were secured by substantially all of our properties, rights and assets, except for our intellectual property (which is subject to a negative pledge under the SVB Loan Agreement).

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

On April 6, 2022, we entered into the Third Amendment to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which we are required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the terms of the Third Amendment, upon the closing of the April 2022 Private Placement, our obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash terminated and the sole remaining cash collateralization requirement under the SVB Loan Agreement was the requirement that we receive positive final data by December 31, 2022 from either our Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in IPF. On August 3, 2022, SVB confirmed that the reported data from the Phase 2b/3 PRISM trial satisfied the requirement for positive data and that the cash collateralization requirements of the SVB Loan Agreement were no longer in effect. The remaining principal balance of the SVB Term Loan at March 31, 2023 was $6.4 million.

In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the SVB Loan Agreement, as discussed above under “—Components of Operating Results—Operating Expenses—Interest Expense.”

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(8,197)	$(7,092)	$(1,105)
Net cash provided by investing activities	8,962	—	8,962
Net cash used in financing activities	(1,703)	(625)	(1,078)
Net decrease in cash and cash equivalents	$(938)	$(7,717)	$6,779

Operating Activities

During the three months ended March 31, 2023, operating activities used $8.2 million of net cash, resulting from our net loss of $6.4 million and net changes in our operating assets and liabilities of $1.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $0.6 million and $0.1 million of accretion/accrual of term loan discounts and debt issuance costs, offset by $0.7 million of accretion of our available-for-sale marketable securities. Changes in our operating assets and liabilities consisted of a $0.9 million decrease in accounts payable, a $0.8 million increase in prepaid expenses and other current assets, and a $0.1 million decrease in accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of vendor invoices. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs as well as an increase in interest income receivable related to our marketable securities. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits.

During the three months ended March 31, 2022, operating activities used $7.1 million of net cash, resulting from our net loss of $7.3 million and net changes in our operating assets and liabilities of $0.7 million, offset by non-cash charges of $0.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs. Changes in our operating assets and liabilities consisted of a $1.1 million decrease in accounts payable, a $0.4 million decrease in prepaid expenses and other current assets and an immaterial increase in accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments of our corporate insurance policies. The immaterial increase in in accrued expenses and other liabilities was primarily due to increased accruals for research, development and clinical trial work performed by our CROs, partially offset by a decrease in accrued compensation and benefits.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $9.0 million, primarily related to $18.0 million of proceeds from maturities of available-for-sale marketable securities offset by $9.0 million of purchases of available-for-sale marketable securities and $0.1 million of purchases of property, equipment and leasehold improvements. During the three months ended March 31, 2022, no cash was provided by or used in investing activities.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $1.7 million, primarily consisting of repayments of $1.8 million on the SVB Term Loan, partially offset by cash proceeds from the exercise of stock options of $0.1 million.

During the three months ended March 31, 2022, net cash used in financing activities was $0.6 million, primarily consisting of repayments of $0.6 million on the SVB Term Loan and payments of offering costs of less than $0.1 million, slightly offset by proceeds received from the exercise of warrants.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF;
•
our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
the second part of our HAP study.

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

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in IPF, our planned Phase 2a clinical trial in refractory chronic cough, and our HAP study, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our HAP study and a potential Thorough QT study;
•
the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in IPF or for any other chronic cough indications or for the treatment of prurigo nodularis or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in IPF or for any other chronic cough indications or for the treatment of prurigo nodularis or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in IPF or for any other chronic cough indications or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
•
the extent to which we acquire or in-license rights to other potential product candidates or technologies and the terms and timing of any such acquisition or licensing arrangements;
•
our potential obligation to make milestone payments to Endo Pharmaceuticals Inc., or Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the United States, as well as our potential obligations to pay Endo royalties on the net sales of the product;
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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policies, which include those related to research and development expenses, stock-based compensation expense, income taxes, warrants and fair value measurements and which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, are the most important to understanding and evaluating our reported financial results. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the three months ended March 31, 2023 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $6.4 million and $29.2 million for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $216.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to an ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan, proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements, proceeds from the private placement we completed in April 2022, or the April 2022 Private Placement, proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements and proceeds from the public offering we completed in September 2022, or the September 2022 Offering. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF, our planned Phase 2 clinical trial of Haduvio for the treatment of refractory chronic cough, and the second part of our human abuse potential, or HAP, study;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;
•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in IPF, other chronic cough indications, and/or for the treatment of prurigo nodularis or for any future product candidate that successfully completes clinical trials, if any;
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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2023 and the year ended December 31, 2022, we used net cash of $8.2 million and $28.2 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of March 31, 2023, our cash, cash equivalents and marketable securities were $111.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•
conduct the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF;
•
conduct our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
complete our HAP study to further characterize the abuse potential of oral nalbuphine ER.

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in IPF, for refractory chronic cough or for prurigo nodularis, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in IPF, our planned Phase 2a clinical trial in refractory chronic cough, and our HAP study, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our HAP study and a potential Thorough QT, or TQT, study;
•
the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in IPF or any other chronic cough indications or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in IPF or for any other chronic cough indications or for the treatment of prurigo nodularis, or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in IPF or for any other chronic cough indications or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We expect our expenses to increase substantially in connection with our planned operations, particularly as we:

•
conduct the next clinical trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF;
•
conduct our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
complete our HAP study to further characterize the abusive potential of oral nalbuphine ER.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in IPF and other chronic cough indications, and for the treatment of prurigo nodularis. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced programs are the development of Haduvio for the treatment of chronic cough in IPF and for the treatment of prurigo nodularis. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in IPF or other chronic cough indications or for the treatment of prurigo nodularis are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in IPF and other chronic cough conditions and for the treatment of prurigo nodularis will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we plan to conduct for the treatment of chronic cough in IPF, which are subject to the submission and clearance by the FDA of an IND, and in other chronic cough indications;
•
completing the analysis of the open-label extension portion of our Phase 2b/3 PRISM trial and determining the next steps for the program after discussions with the FDA;
•
completing other supportive clinical studies such as our HAP study, a potential physical dependence study and a potential Thorough QT study;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in IPF and other chronic cough indications. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in IPF and we can provide no assurance that either Haduvio or any other future product candidate that we may seek to develop for this indication will be effective or safe, obtain regulatory approval or be commercially successful.

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
•
we may experience delays in obtaining authorization to commence a clinical trial from regulators, clinical sites and institutional review boards;
•
the number of subjects required for clinical trials may be larger than we anticipate, as we experienced with the increase of the target number of enrolled subjects for our Phase 2b/3 PRISM trial from 240 to 360 subjects as a result of the sample size re-estimation, or SSRE, analysis;
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
•
the supply or quality of drug substance for our product candidates or the manufactured product candidate or other materials or drug substances necessary to conduct clinical trials of the product candidate may be insufficient, inadequate or not available at an acceptable cost or we may experience interruptions in supply;
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

We are aware of a shortage in supply of butorphanol. If we are unable to obtain sufficient supply of butorphanol on a timely basis, our HAP study may be delayed.

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

Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are not able to address these changes in existing requirements or the adoption of new requirements or policies governing clinical trials or there are difficulties with the implementation of the CTR process, our development plans may be impacted.

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in IPF or other chronic cough conditions or for the treatment of prurigo nodularis or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

In addition, although the primary endpoint in our future clinical trials of Haduvio for the treatment of chronic cough in IPF and other chronic cough indications is likely to be measured using an objective cough monitor, we will need to validate a supportive PRO instrument of the primary endpoint. There is not a validated PRO instrument now that has been accepted for chronic cough indications.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in IPF and for the treatment of prurigo nodularis is dependent upon our ability to enroll a sufficient number of subjects with these severe conditions. We experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial, which delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough associated with IPF, refractory chronic cough or prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the U.S. or Europe to treat chronic cough in IPF or refractory chronic cough, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials. For example, patients may use Dupixent (dupilumab), an injectable prescription medicine, that was approved by the FDA for the treatment of prurigo nodularis in September 2022 or various treatments off-label for the treatment of prurigo nodularis, such as antihistamines or gabapentin; these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of Dupixent or any off-label therapeutic approaches to participate in our clinical trials.

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

In our clinical trials of Haduvio for the treatment of prurigo nodularis, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, anxiety, depression, constipation and somnolence. In our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in IPF, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, constipation and somnolence.

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

μ-opioid receptor antagonists such as nalbuphine are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to evaluate the effect of Haduvio on respiratory physiology in patients with chronic cough in IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

Many currently approved µ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits.

Many currently approved μ-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While Haduvio has a μ-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of μ-opioids. We are conducting a HAP study to further characterize the abuse potential of oral nalbuphine ER. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of Haduvio. We cannot predict whether a REMS program would be required as part of FDA approval of Haduvio and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of Haduvio, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize Haduvio. Furthermore, risks of Haduvio that are not adequately addressed through a proposed REMS program for Haduvio may also prevent or delay any approval for commercialization.

In addition, the parenteral formulation of nalbuphine is currently not scheduled as a controlled substance under the federal Controlled Substances Act of 1970 or the regulations of the U.S. Drug Enforcement Agency, or the DEA, in the U.S. It is possible that, based on the results of our HAP study, adverse events in our clinical trials or for other reasons, the DEA could determine that Haduvio, which is an oral, extended-release formulation, should be classified as a controlled substance. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and carrying the greater level of regulatory control and Schedule V substances considered to present the lowest relative risk of abuse among such substances and, accordingly, the lowest level of regulatory control. Various states also independently regulate controlled substances. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately regulate drugs as well. While some states automatically classify a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Regulatory authorities in foreign jurisdictions may also determine to classify Haduvio as a controlled substance under different, but potentially no less burdensome, regulations.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in future clinical trials despite demonstrating positive results in preclinical studies or earlier clinical trials. The results of our Phase 2 CANAL trial for the treatment of chronic cough in IPF may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or other chronic cough indications, and the results of our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future clinical trial in prurigo nodularis. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio receives marketing approval from the FDA for chronic cough in IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. We would not plan to market and commercialize Haduvio for other larger conditions such as refractory chronic cough or prurigo nodularis. Instead, we would plan to seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil, which is being developed by Algernon Pharmaceuticals. We expect that it might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of refractory chronic cough and unexplained chronic cough by companies including Merck, Shionogi, Bellus Health, and Genentech. In April 2023, GSK plc announced their intention to acquire Bellus Health. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF.

If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with Dupixent (dupilumab), an injectable prescription medicine which was jointly developed by Sanofi and Regeneron and which was approved by the FDA for the treatment of prurigo nodularis in September 2022. Sanofi has announced its plans to make regulatory submissions around the world for this indication. We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, and oral or injectable antihistamines. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; vixarelimab, a monoclonal antibody targeting oncostatin M receptor beta being developed by Kiniksa Pharmaceuticals; abrocitinib, an oral small molecule targeting the janus kinase 1, or JAK1, receptor being developed by Pfizer Inc.; povorcitinib, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; ruxolitinib cream, a topical therapy targeting the JAK receptor being developed by Incyte; M1880C, a topical non-steroidal anti-inflammatory drug, or NSAID, being developed by Maruho; and CDX-0159, a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis, could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

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

We do not independently conduct clinical trials of our product candidate. We rely on and expect to continue to rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of Haduvio and any future product candidate that we may develop. These third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work on a clinical trial. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, as well as applicable legal, regulatory and scientific standards. Moreover, the FDA and/or other regulatory authorities require us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and other regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical trials before approving the applicable product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA and other regulatory authorities will determine that any of our clinical trials complies with cGCPs. Similar regulatory requirements apply outside the U.S., including the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or ICH. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, and other registries within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

While we have not entered into any collaborations to date, we may seek to establish one or more collaborations for the development and commercialization of Haduvio or any future product candidate. Potential collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic research institutions. If Haduvio receives marketing approval from the FDA for chronic cough in IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. We would not plan to market and commercialize Haduvio for other larger conditions such as refractory chronic cough or prurigo nodularis. Instead, we would plan to seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in IPF or other chronic cough conditions or for the treatment of prurigo nodularis, or any other development program, satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in IPF or refractory chronic cough, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. While we have conducted, or may in the future conduct, clinical trials to evaluate the use of Haduvio to treat cough conditions other than chronic cough in IPF and pruritic conditions other than prurigo nodularis, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA, MHRA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Inadequate funding for the FDA, the SEC and other national government agencies, including from government shutdowns or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, created similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Additionally, as of January 1, 2023, the California Privacy Rights Act, or the CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

As of March 31, 2023, we had 22 employees. We may experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell registered common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are a party to an ATM Sales Agreement, pursuant to which, from time to time, we may offer and sell under the ATM Sales Agreement up to $62.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. As of March 31, 2023, we had sold 3,583,394 shares of common stock for an aggregate purchase price of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million, pursuant to the ATM Sales Agreement. The extent to which we utilize the ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of May 11, 2023, 6,000,000 of the warrants to purchase shares of common stock issued to the Initial Private Placement Investor remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of May 11, 2023, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of May 11, 2023, all of the pre-funded warrants issued to purchasers in the 2022 Private Placement remained outstanding.

Finally, on September 27, 2022, we issued in the September 2022 Offering an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock, the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of May 11, 2023, all of the pre-funded warrants issued to purchasers in the September 2022 Offering remained outstanding.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 37.6% of our common stock as of May 11, 2023. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We have never declared or paid cash dividends on our capital stock and we do not intend to do so in the foreseeable future. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our product pipeline and business. In addition, the terms of the SVB Term Loan precluded us from paying dividends and any future debt or credit agreements may also preclude us from paying dividends. As a result, future appreciation, if any, in the market value of our common stock will be your sole source of gain for the foreseeable future. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years, or until December 31, 2024. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of SOX Section 404 and reduced disclosure obligations regarding executive compensation. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading market for our common stock may be less active and our stock price may be more volatile.

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

The COVID-19 pandemic and government measures taken in response thereto have also had a significant impact, both direct and indirect, on segments of the global economy and have interrupted our clinical trial activities, disrupted our business operations and have the potential to interrupt our supply chain. We have experienced restrictions and delays at our existing clinical sites. For example, the clinical sites in our Phase 2 CANAL trial for chronic cough in IPF experienced delays in the enrollment and treatment of subjects in the trial due to the vulnerability of IPF patients to COVID-19 and as a result, we amended the protocol for the trial to reduce the number of in-person subject visits and procedures. Any trials we may conduct in the future for the treatment of chronic cough in IPF or other chronic cough conditions could be delayed or negatively impacted by the COVID-19 pandemic or other outbreaks of infectious diseases due to the vulnerability of this patient population to respiratory illness. The COVID-19 pandemic and other outbreaks of infectious disease could still adversely affect our ability to retain subjects, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and other infectious diseases and may result in further disruptions to our clinical trials in the future due to prioritization of hospital and medical resources toward the pandemic or future outbreaks, restrictions on travel of patients and healthcare providers, or potential inability of subjects to comply with clinical trial protocols if quarantines or travel restrictions impede subject movement or interrupt healthcare services. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that could adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.

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

Item 5. Other Information.

On May 9, 2023, we paid the remaining amount due under the Loan and Security Agreement, as amended, or the SVB Loan Agreement, originally dated as of August 13, 2020, between the Company and Silicon Valley Bank, or SVB, resulting in the full extinguishment of the term loan provided by SVB to us in the original principal amount of $14.0 million, or the SVB Term Loan. The total payoff amount, or the Payoff Amount, of the SVB Term Loan was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium.

In connection with the payment of the Payoff Amount, the SVB Loan Agreement, all liens or security interests granted to secure the obligations under the SVB Loan Agreement and all guaranties of the obligations under the SVB Loan Agreement terminated.

SVB and/or its affiliates have provided, and may in the future provide, various investment banking, lending and other financial services for us for which services they have received, and may in the future receive, customary fees. In June 2020, we entered into a sales agreement with SVB Securities LLC (formerly SVB Leerink LLC), an affiliate of SVB, which was amended in May 2022, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $62.0 million.

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

TREVI THERAPEUTICS, INC.

Date: May 11, 2023	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)