Form 10-Q
period 2023-06-30
Trevi Therapeutics, Inc.
filed 2023-08-10
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 63,850,747 shares of common stock, $0.001 par value per share, outstanding.

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
•
our competitive position; and
•
our ability to establish and maintain collaborations.

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
•
We have experienced delays and difficulties in the enrollment of subjects in our clinical trials in the past, including in our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial. If we experience delays or difficulties in the enrollment of subjects in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll subjects with IPF, refractory chronic cough and prurigo nodularis, and subjects are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat chronic cough associated with IPF, refractory chronic cough and prurigo nodularis, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.
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
•
The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.
•
Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We are conducting a human abuse potential, or HAP, study to determine the abuse potential of oral nalbuphine ER relative to intravenous, or IV, butorphanol. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the U.S. Food and Drug Administration, or FDA, may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.
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
•
We contract with third parties to conduct our clinical trials and for the manufacture, storage, packaging and distribution of Haduvio and other drug product for clinical trials, including a single supplier for the active ingredient in Haduvio. We expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio. If they do not perform satisfactorily or if they experience delays or shortages, such as is the case with the comparator drug for our HAP study, or IV butorphanol, for which there is a U.S. shortage, our business could be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,752	$12,589
Marketable securities	80,400	107,921
Prepaid expenses	2,980	795
Other current assets	2,081	1,311
Total current assets	99,213	122,616
Operating lease right-of-use assets	1,241	24
Finance lease right-of-use assets	230	—
Property, equipment and leasehold improvements, net	225	170
Other non-current assets	68	205
Total assets	$100,977	$123,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,352	$2,857
Accrued expenses	3,082	3,518
Operating lease liabilities	157	25
Finance lease liabilities	120	—
Term loan	—	7,000
Total current liabilities	4,711	13,400
Operating lease liabilities	1,100	2
Finance lease liabilities	93	—
Term loan	—	2,151
Other non-current liabilities	—	3
Total liabilities	5,904	15,556
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; and 63,098,455 and 59,943,430 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	63	60
Additional paid-in capital	318,873	317,590
Accumulated other comprehensive loss	(248)	(122)
Accumulated deficit	(223,615)	(210,069)
Total stockholders’ equity	95,073	107,459
Total liabilities and stockholders’ equity	$100,977	$123,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$5,842	$5,103	$10,842	$9,748
General and administrative	2,540	2,717	5,103	5,097
Total operating expenses	8,382	7,820	15,945	14,845
Loss from operations	(8,382)	(7,820)	(15,945)	(14,845)
Other income (expense):
Interest income, net	1,207	195	2,428	199
Other income, net	153	—	318	—
Interest expense	(153)	(295)	(384)	(597)
Change in fair value of term loan derivative liability	—	(136)	—	(147)
Total other income (expense), net	1,207	(236)	2,362	(545)
Loss before income taxes	(7,175)	(8,056)	(13,583)	(15,390)
Income tax benefit	30	4	37	9
Net loss	$(7,145)	$(8,052)	$(13,546)	$(15,381)
Basic and diluted net loss per common share outstanding	$(0.07)	$(0.14)	$(0.14)	$(0.34)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	98,698,579	59,542,628	98,654,868	45,253,599

Net loss	$(7,145)	$(8,052)	$(13,546)	$(15,381)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(160)	(135)	(126)	(135)
Comprehensive loss	$(7,305)	$(8,187)	$(13,672)	$(15,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at March 31, 2023	60,065,408	$60	$318,230	$(88)	$(216,470)	$101,732
Stock-based compensation	—	—	606	—	—	606
Issuance of common stock from exercise of stock options	14,936	—	7	—	—	7
Issuance of common stock from Employee Stock Purchase Plan	19,273	—	33	—	—	33
Issuance of common stock from pre-funded warrant exercise	2,998,838	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(7,145)	(7,145)
Balance at June 30, 2023	63,098,455	$63	$318,873	$(248)	$(223,615)	$95,073

Balance at March 31, 2022	30,805,804	$31	$198,678	$—	$(188,246)	$10,463
Stock-based compensation	—	—	520	—	—	520
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(20)	—	—	(20)
Issuance of common stock from Employee Stock Purchase Plan	33,972	—	23	—	—	23
Issuance of common stock and warrants under private placements, less issuance costs	4,580,526	5	51,821	—	—	51,826
Issuance of common stock from warrant exercise	4,299,270	4	5,886	—	—	5,890
Unrealized losses on available-for-sale marketable securities	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(8,052)	(8,052)
Balance at June 30, 2022	39,719,572	$40	$256,908	$(135)	$(196,298)	$60,515

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	1,183	—	—	1,183
Issuance of common stock from exercise of stock options	136,914	—	70	—	—	70
Issuance of common stock from Employee Stock Purchase Plan	19,273	—	33	—	—	33
Issuance of common stock from pre-funded warrant exercise	2,998,838	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(13,546)	(13,546)
Balance at June 30, 2023	63,098,455	$63	$318,873	$(248)	$(223,615)	$95,073

Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	1,257	—	—	1,257
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(42)	—	—	(42)
Issuance of common stock from Employee Stock Purchase Plan	33,972	—	23	—	—	23
Issuance of common stock and warrants under private placements, less issuance costs	4,580,526	5	51,821	—	—	51,826
Issuance of common stock from warrant exercise	6,599,270	6	5,886	—	—	5,892
Unrealized losses on available-for-sale marketable securities	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(15,381)	(15,381)
Balance at June 30, 2022	39,719,572	$40	$256,908	$(135)	$(196,298)	60,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(13,546)	$(15,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of available-for-sale marketable securities, net	(1,302)	(72)
Stock-based compensation	1,183	1,257
Accretion/accrual of term loan discounts and debt issuance costs	180	297
Operating lease right-of-use assets	140	67
Depreciation and amortization	53	19
Loss on disposal of property, equipment and leasehold improvements	10	—
Change in fair value of term loan derivative liability	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,489)	(893)
Accounts payable	(1,506)	941
Accrued expenses and other liabilities	(795)	350
Net cash used in operating activities	(18,072)	(13,268)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	37,679	—
Purchases of available-for-sale marketable securities	(8,981)	(54,217)
Purchases of property, equipment and leasehold improvements	(97)	—
Net cash provided by (used in) investing activities	28,601	(54,217)
Financing activities:
Repayments of term loan, term loan final fee and prepayment premium	(9,409)	(2,333)
Payments of finance lease	(32)	—
Payments of offering costs	(28)	(34)
Proceeds from exercises of stock options	70	—
Proceeds from employee stock purchase plan	33	23
Payments of financing costs of term loan	—	(21)
Proceeds from sale of common stock and warrants under private placement, net of issuance costs	—	51,826
Proceeds from exercises of warrants	—	5,892
Net cash (used in) provided by financing activities	(9,366)	55,353
Net increase (decrease) in cash and cash equivalents	1,163	(12,132)
Cash and cash equivalents at beginning of period	12,589	36,830
Cash and cash equivalents at end of period	$13,752	$24,698

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect loss from operations or net loss.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to June 30, 2023 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 8.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2023, the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim period or any future year or period.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Condensed Consolidated Balance Sheets. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses and declines in value judged to be other than temporary, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

The Company evaluates whether declines in the fair values of its marketable securities below their amortized cost are other than temporary on a quarterly basis. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the marketable security or whether it is more likely than not that it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to general and administrative expenses. The deferred offering costs are included in Other current and non-current assets on the Condensed Consolidated Balance Sheets.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through June 30, 2023 and December 31, 2022. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

There have been no new pronouncements adopted during the six months ended June 30, 2023.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the six months ended June 30, 2023, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type as of June 30, 2023 and December 31, 2022 are presented in the following table (in thousands):

	June 30, 2023
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$56,814	$17	$(237)	$56,594
Commercial paper	14,916	—	—	14,916
U.S. government agency securities	4,962	—	(23)	4,939
U.S. treasury securities	1,998	—	(1)	1,997
Asset backed securities	1,958	—	(4)	1,954
Total marketable securities	$80,648	$17	$(265)	$80,400

	December 31, 2022
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$62,573	$83	$(143)	$62,513
Commercial paper	30,739	—	—	30,739
U.S. treasury securities	9,914	—	(62)	9,852
U.S. government agency securities	2,905	2	(4)	2,903
Asset backed securities	1,912	2	—	1,914
Total marketable securities	$108,043	$87	$(209)	$107,921

The net amortized cost and fair value of available-for-sale marketable securities at June 30, 2023 and December 31, 2022, respectively, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	June 30, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$57,983	$57,832
One year through two years	22,665	22,568
Total	$80,648	$80,400

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$69,527	$69,367
One year through two years	38,516	38,554
Total	$108,043	$107,921

During the three and six months ended June 30, 2023 and 2022, there were no realized gains or losses on available-for-sale marketable securities.

There was one investment in an unrealized loss position for greater than 12 months with a fair value of approximately $1.0 million as of June 30, 2023 and there were no investments in an unrealized loss position for greater than 12 months as of December 31, 2022. The Company considered the loss as of June 30, 2023 to be temporary in nature. The Company considered the decline in market value for this investment to be primarily attributable to economic and market conditions. As of June 30, 2023, the Company did not intend to sell, and it was not likely that the Company would be required to sell, the investment that was in an unrealized loss position before recovery of its amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment related to its investments in an unrealized loss position.

4.
Fair Value Measurements

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and the basis for that measurement, by level within the fair value hierarchy:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets:
Cash equivalents	Money market funds	$13,099	$—	$—	$13,099
Marketable securities	Corporate bonds	—	56,594	—	56,594
Marketable securities	Commercial paper	—	14,916	—	14,916
Marketable securities	U.S. government agency securities	—	4,939	—	4,939
Marketable securities	U.S. treasury securities	1,997	—	—	1,997
Marketable securities	Asset backed securities	—	1,954	—	1,954
Total assets		$15,096	$78,403	$—	$93,499

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash equivalents	Money market funds	$11,589	$—	$—	$11,589
Marketable securities	Corporate bonds	—	62,513	—	62,513
Marketable securities	Commercial paper	—	30,739	—	30,739
Marketable securities	U.S. treasury securities	9,852	—	—	9,852
Marketable securities	U.S. government agency securities	—	2,903	—	2,903
Marketable securities	Asset backed securities	—	1,914	—	1,914
Total assets		$21,441	$98,069	$—	$119,510

5.
Leases

The Company entered into a lease for office space in New Haven, Connecticut, effective March 1, 2013, and entered into a First Amendment (the “First Amendment”) to such lease on December 5, 2017 and a Second Amendment (the “Second Amendment”) to such lease on November 21, 2022 (collectively, the “Office Space Lease”). The leased space approximated 5,600 square feet and, prior to the Second Amendment, the Office Space Lease had a term of 60 months expiring on February 28, 2023. Under the First Amendment, the Company was required to make monthly payments ranging from approximately $10 to $12 through February 1, 2023 and received two designated months of free rent. As a result of the Company entering into the Second Amendment, the leased space increased to 12,500 square feet effective in March 2023 and the term for the Office Space Lease was extended for an additional 60 months from its prior termination date, until February 28, 2028. The Second Amendment requires monthly payments ranging from approximately $23 to $32 effective in March 2023 through February 2028. The first year of payments are based on 10,500 square feet of occupied space, the second year of payments are based on 11,500 square feet of occupied space and the remaining lease payments are based on 12,500 square feet of occupied space.

In December 2022, the Company entered into a 24-month lease for the financing of the furniture installed in the Company’s new office space. The furniture lease requires monthly payments of approximately $11 starting in March 2023. The Company also entered into an immaterial office equipment lease during 2022 that has a term of 36 months.

The following table presents the Company’s lease-related assets and liabilities as of June 30, 2023 and December 31, 2022:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,241	$24
Finance lease assets	Finance lease right-of-use assets	230	—
Total lease assets		$1,471	$24
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$157	$25
Finance lease liabilities	Finance lease liabilities, current portion	120	—
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	1,100	2
Finance lease liabilities	Finance lease liabilities, non-current portion	93	—
Total lease liabilities		$1,470	$27

The following table presents information related to the Company’s lease expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$85	$23	$117	$61
Finance lease expense:	12	—	12	—
Total lease expense	$97	$23	$129	$61

Future minimum lease payments from June 30, 2023 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2023	$138	$63
2024	303	126
2025	349	32
2026	368	—
2027	377	—
Thereafter	95	—
Total minimum lease payments	1,630	221
Less: Amount of lease payments representing interest	(373)	(8)
Present value of future minimum lease payments	$1,257	$213

The following table presents certain information related to the lease terms and discount rates for the Company’s leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	4.7 years	0.3 years
Finance leases	1.8 years	—

Weighted average discount rate:
Operating leases	11.00%	13.00%
Finance leases	4.37%	—

The following table presents supplemental cash flow information related to the Company’s leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$69	$24	$93	$59
Finance lease payments	$32	$—	$32	$—
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4	$1,289	$4
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$242	$—

6.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued R&D projects	$1,461	$1,130
Accrued compensation and benefits	1,090	1,508
Accrued consulting and professional fees	478	382
Accrued other	53	498
Total accrued expenses	$3,082	$3,518

7.
Debt

Silicon Valley Bank Term Loan

On May 9, 2023, the Company paid the remaining amount due under the SVB Loan Agreement (as described below), resulting in the full extinguishment of the SVB Term Loan as described below. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. While SVB was the Company’s primary bank at the time of its closure, the vast majority of the Company’s total cash, cash equivalents and marketable securities resided in custodial accounts held by U.S. Bank for which SVB Asset Management was the advisor. The FDIC subsequently transferred all of SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., under a systemic risk exception approved by the United States Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. As a result, all of the Company’s deposits that were at SVB and the Company’s SVB Term Loan were then moved to First Citizens Bank. The Company currently has access to all cash, cash equivalents and marketable securities that had been in its SVB accounts, and does not expect losses or material disruptions to the Company’s ongoing operations due to SVB’s closure.

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with SVB, as lender, pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). Commencing on March 1, 2022 and on the first business day of each month thereafter, the Company was required to make monthly interest payments and to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would have been 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company was required to pay a final payment fee equal to $1.2 million. The SVB Term

Loan and related obligations under the SVB Loan Agreement were secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which was subject to a negative pledge under the SVB Loan Agreement).

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modified the conditions under which the Company was required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company failed to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company would have been required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could have been used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provided that if the Company failed to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions (the “Minimum Required Cash”), the Company would have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s at-the-market Sales Agreement entered into with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) in June 2020 (the “ATM Sales Agreement”) and two private placements, which took place in October 2021 (see Note 8).

On April 6, 2022, the Company and SVB entered into a Third Amendment (the “Third Amendment”) to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which the Company would have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the terms of the Third Amendment, if the Company raised $45.0 million in net proceeds from the sale of equity securities (the “2022 Equity Event”), the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash would have terminated and the sole remaining trigger for cash collateralization would have been if the Company did not receive positive final data by December 31, 2022 from either its Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or its Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in IPF. In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the SVB Loan Agreement. As a result of the Third Amendment, amounts outstanding under the SVB Loan Agreement accrued interest at a floating per annum rate equal to (i) prior to the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 1.00% and (B) 4.25%, and (ii) upon and after the occurrence of the 2022 Equity Event, the greater of (A) the prime rate plus 3.00% and (B) 6.25%. The closing of the April 2022 Private Placement, as discussed in Note 8 below, constituted the 2022 Equity Event and thereby terminated the Company’s obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash. On August 3, 2022, SVB confirmed that the reported data from the Phase 2b/3 PRISM trial satisfied the requirement for positive final data and that the cash collateralization requirements of the SVB Loan Agreement were no longer in effect.

The SVB Loan Agreement contained customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could have caused interest to be charged at the rate that was otherwise applicable plus 5.00% (unless SVB elected to impose a smaller increase) and would have provided SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against the Company and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including the Company’s cash. The SVB Loan Agreement also restricted the payment of dividends on the Company’s common stock.

In August 2020, in connection with the SVB Term Loan, the Company paid $57 in financing costs to a third-party, which were recorded as deferred charges and were amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Loan Amendment, the Company paid $68 in financing costs to a third-party, which were recorded as deferred charges and were amortized over the life of the SVB Term Loan using the effective interest method. In connection with the Third Amendment, the Company paid $21 in financing costs to a third party, which were recorded as deferred charges and were amortized over the life of the SVB Term Loan using the effective interest method.

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts were included as a reduction in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets and were accreted over the life of the SVB Term Loan using the effective interest method.

In connection with the SVB Loan Agreement, the Company was obligated to pay a final payment fee of $1.2 million upon repayment in full of the SVB Term Loan. The final payment fee was accrued over the life of the SVB Term Loan using the effective interest method and was included as an increase in the balance of the term loan payable on the Company’s Condensed Consolidated Balance Sheets. The Company paid this final payment fee of $1.2 million on May 9, 2023 in connection with the payoff in full of the SVB Term Loan.

Prior to the Third Amendment, the SVB Loan Agreement provided that upon SVB receiving evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan would increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represented a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusted this liability to fair value at each reporting date it remained outstanding, with such adjustments recorded as non-cash charges in other income (expense), net in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The term loan derivative liability was previously presented as a current liability on the Company’s Condensed Consolidated Balance Sheets. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, that was amortized to interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss through the SVB Term Loan’s maturity date using the effective interest method. Upon entering into the Third Amendment, the Contingent Interest Rate Increase became effective and the Company recorded an increase to the total fair value of the term loan derivative liability in 2022. The term loan derivative liability was then settled and reclassified to both current and non-current interest payable, which were presented as accrued liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.

During the three and six months ended June 30, 2023, an immaterial effect from early extinguishment of debt was recorded in connection with the Company paying the remaining amounts due under the SVB Loan Agreement, which was included in Other income, net on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

As of June 30, 2023, the Company had no outstanding borrowings, and as of December 31, 2022, the Company had outstanding borrowings of $8.2 million under the SVB Term Loan. The term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 was $0 and as of December 31, 2022 was as shown below.

December 31, 2022
Principal outstanding under term loan	$8,167
Term loan discount-interest	(24)
Term loan discount-unamortized deferred charges	(29)
Term loan discount-financing costs, net of accretion	(3)
Term loan-final payment fee	1,040
9,151
Less current portion	7,000
Term loan payable, non-current	$2,151

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three and six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 9.45% and 10.25%, respectively. For the three and six months ended June 30, 2022, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 4.92% and 4.59%, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest payments	$53	$152	$202	$300
Accrual of the final payment fee	91	104	150	220
Accretion and amortization of term loan discounts	7	39	30	77
	$151	$295	$382	$597

8.
Stockholders’ Equity

As of June 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for future issuance as shown in the table below:

	June 30, 2023	December 31, 2022
Shares to be issued upon exercise of common stock warrants and pre-funded warrants	45,330,707	48,330,707
Shares to be issued upon sales under the LPC Purchase Agreement	30,000,000	30,000,000
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	6,528,753	4,553,202
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,208,274	701,232
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	595,389	602,231
	83,663,123	84,187,372

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Securities under which the Company was able to issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, the Company and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that it may issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

Sales of common stock under the ATM Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020. As of June 30, 2023, the Company had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million.

Subsequent to June 30, 2023, and through August 10, 2023, the Company issued and sold an additional 750,000 shares of common stock for gross proceeds of $1.8 million, before deducting estimated commissions and allocated fees of $0.1 million under the ATM Sales Agreement.

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which upon its effectiveness will allow the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3. Further, in June 2023, the Company entered into a new ATM sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “New ATM Sales Agreement”), under which, subject to the effectiveness of the Shelf Registration Statement, the Company may issue and sell shares of common stock, from time to time, and the Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement will terminate upon effectiveness of the Shelf Registration Statement, at which point the Company will no longer be able to issue and sell shares of its common stock under the ATM Sales Agreement. Sales of common stock under the New ATM Sales Agreement will be able to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the New ATM Sales Agreement.

Equity Purchase Agreement

On June 18, 2021, the Company entered into a common stock purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The LPC Purchase Agreement provides that, subject to the terms and conditions therein, the Company has the right, but not the obligation, to sell, at its discretion, to Lincoln Park up to $15.0 million of shares of common stock over a 24-month period commencing on July 23, 2021. In addition, under the LPC Purchase Agreement, the Company issued 170,088 shares of common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the LPC Purchase Agreement. The purchase price per share of the shares sold will be based on the market prices prevailing immediately preceding the time of sale as computed under the LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. Under the terms of the October 2021 private placements described below, the Company agreed to not issue or sell additional shares under the

LPC Purchase Agreement on or prior to April 6, 2023. As of July 23, 2023, no shares had been sold to Lincoln Park and the LPC Purchase Agreement terminated by its terms.

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

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, for the six months ended June 30, 2023, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	38,627,003	9,703,704	48,330,707	$0.28
Exercised	(3,000,000)	—	(3,000,000)	$0.001
Outstanding as of June 30, 2023	35,627,003	9,703,704	45,330,707	$0.29

The pre-funded and common stock warrants are classified as equity in accordance with ASC 815 given that the pre-funded and common stock warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in permanent equity.

Stock-Based Awards

The 2012 Stock Incentive Plan (the “2012 Plan”) was adopted by the Company’s board of directors and stockholders. The 2012 Plan provides for the issuance of stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company’s board of directors administers the 2012 Plan. In April 2019, the Company’s board of directors adopted a resolution effective May 7, 2019, that no further equity-based awards may be granted under the 2012 Plan.

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 7,124,142 as of June 30, 2023, of which 1,739,578 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares and 1,140,232 shares, equal to the 2019 Plan determined maximum and 4% of the Company’s then-outstanding common stock, respectively.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of June 30, 2023 and December 31, 2022, respectively, options to purchase 4,789,175 shares and 3,848,052 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of June 30, 2023 and December 31, 2022, respectively, options to purchase 595,389 and 602,231 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the six months ended June 30, 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	4,450,283	$3.26
Granted	1,562,000	$2.62
Forfeited	(283,075)	$1.62
Expired	(207,730)	$3.25
Exercised	(136,914)	$0.51
Outstanding as of June 30, 2023	5,384,564	$3.23
Options exercisable as of June 30, 2023	2,502,523	$4.40
Options unvested as of June 30, 2023	2,882,041	$2.22

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,330,291 as of June 30, 2023, of which 1,208,274 shares remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares and 285,058 shares, equal to the 2019 ESPP determined maximum and 1% of the Company’s then-outstanding common stock, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expense	$372	$348	$737	$825
Research and development expense	234	172	446	432
	$606	$520	$1,183	$1,257

9.
Income Taxes

As of June 30, 2023 and December 31, 2022, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and six months ended June 30, 2023 and 2022 was for the Company’s estimates for its state research and development tax credits in each given year.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,145)	$(8,052)	$(13,546)	$(15,381)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	98,698,579	59,542,628	98,654,868	45,253,599
Basic and diluted net loss per common share outstanding	$(0.07)	$(0.14)	$(0.14)	$(0.34)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of June 30, 2023, the Company had pre-funded warrants to purchase 21,379,673 and 14,247,330 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted for the three and six months ended June 30, 2023 and 2022, respectively.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2023	2022
Warrants	9,703,704	14,002,974
Stock Options	5,384,564	4,144,367
	15,088,268	18,147,341

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

Under the license agreement, the Company paid Endo a non-creditable, non-refundable upfront license fee. The Company may also become obligated to make milestone payments to Endo of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, and $0.8 million, which would become due upon the marketing approval of a licensed product in the U.S., and to pay royalties based on net sales of the licensed products by the Company, its affiliates and sublicensees. In addition, the Company is obligated to pay Endo a low-to-mid double-digit percentage of certain income it receives from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

We are in discussions with the U.S. Food and Drug Administration, or FDA, and other international regulatory authorities, regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in IPF and for additional chronic cough indications, including refractory chronic cough. We are preparing for a Phase 2b dose ranging trial of Haduvio for the treatment of chronic cough in IPF. The purpose of this trial would be to determine the dose response and select the dose for the next study as well as to further characterize the safety in this specific patient population. We expect this trial to use a parallel arm design, which would study three doses and placebo over a six-week period. The primary endpoint of this study is expected to be a reduction in 24-hour cough frequency using an objective cough monitor. We expect the study to enroll approximately 150-200 subjects. We are also preparing to conduct a Phase 1b trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. Subject to agreement with the FDA and other international regulatory authorities, we intend to initiate these trials in the second half of 2023. We will need to submit an IND for Haduvio before proceeding with our planned trials for chronic cough in IPF at sites in the United States.

We also plan to develop Haduvio for additional chronic cough indications, which we expect will commence initially with a Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough, which we expect to initiate in the third quarter of 2023 and which will be conducted at sites in the United Kingdom and Canada. We expect this trial to use a randomized, double-blind, placebo-controlled, two treatment period crossover design, which would study escalating doses of Haduvio over three weeks as compared to placebo. We expect the primary endpoint to be a mean change in cough frequency using an objective cough monitor. We expect the study to enroll approximately 60 subjects.

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

Human Abuse Potential. We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled 5-way crossover design. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study is designed to utilize the selected dose and compare oral nalbuphine relative to IV butorphanol using the study metrics. We have completed part one of the study. The FDA requested that we submit the data from part one in support of our IV butorphanol dose selection for their review and comment prior to commencing part two of the study and we have submitted this data to the FDA. There is a U.S. shortage of IV butorphanol, the comparator drug in this study. As a result, we have been unable to obtain supply and have had to delay the initiation of the second part of the study. We are working on securing supply but are uncertain as to when or if we will be able to obtain supply. Once we have received regulatory input and if we are able to secure the needed supply of IV butorphanol, we plan to commence part two of this study. This will delay our anticipated year-end results.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2023, we had an accumulated deficit of $223.6 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF or other chronic cough indications or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, which we refer to as the ATM Sales Agreement, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we are able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement are able to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and through June 30, 2023, we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Subsequent to June 30, 2023, and through August 10, 2023, we issued and sold an additional 750,000 shares of common stock for gross proceeds of $1.8 million, before deducting estimated commissions and allocated fees of $0.1 million, under the ATM Sales Agreement.

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which upon its effectiveness will allow us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3. We expect the Shelf Registration Statement to be declared effective shortly after the filing of this Quarterly Report on Form 10-Q. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), or Leerink Partners, which we refer to as the New ATM Sales Agreement, under which, subject to the effectiveness of the Shelf Registration Statement, we may issue and sell shares of common stock, from time to time, and we filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement will terminate upon effectiveness of the Shelf Registration Statement, at which point we will no longer be able to issue and sell shares of our common stock under the ATM Sales Agreement. Sales of common stock under the New ATM Sales Agreement will be able to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the New ATM Sales Agreement.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of August 10, 2023, 1,851,852 of the warrants to purchase shares of common stock that are to expire in April 2025 and 7,851,852 of the warrants to purchase shares of common stock that are to expire in October 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. As of August 10, 2023, 21,379,673 of the pre-funded warrants to purchase shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of August 10, 2023, all of the pre-funded warrants to purchase shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

On May 9, 2023, we paid the remaining amount due under the loan and security agreement, or the SVB Loan Agreement, that we originally entered into with Silicon Valley Bank, or SVB, in August 2020, resulting in the full extinguishment of the term loan thereunder, or the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium. In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. In July 2021 and April 2022, we entered into amendments to the SVB Loan Agreement with SVB, which we refer to as the Loan Amendments, that modified the conditions under which we would be required to cash collateralize the outstanding amounts owed to them under the SVB Loan Agreement. For further discussion of the SVB Term Loan and the Loan Amendments, see “—Liquidity and Capital Resources.”

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $94.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF, our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough, and the second part of our HAP study to determine the abuse potential of oral nalbuphine ER relative to IV butorphanol.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

For the periods presented, all of our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include personnel-related costs, including stock-based compensation, consulting costs, contract manufacturing costs and fees paid to CROs to conduct certain research and development activities on our behalf. We do not allocate all of our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

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

Other Income, Net

Other income, net consisted of income related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, foreign currency transaction gains and losses as well as an immaterial effect from early extinguishment of debt in connection with us paying the remaining amounts due under the SVB Loan Agreement.

Interest Expense

In August 2020, we entered into the SVB Loan Agreement pursuant to which we borrowed $14.0 million under the SVB Term Loan. In connection with the SVB Term Loan, we recognized interest expense which included amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan. Prior to the Third Amendment to the SVB Loan Agreement that we entered into with SVB in April 2022, or the Third Amendment, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, which we refer to together as the Phase 3 Event, the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%.

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

Change in Fair Value of Term Loan Derivative Liability

Before it was amended by the Third Amendment (as defined below), the SVB Loan Agreement provided that upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan would increase by 2.00%. This contingent interest rate increase represented a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification, or ASC, 815, Derivatives and Hedging and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjusted this liability to fair value at each reporting date it remained outstanding. We recognized changes in the fair value of this term loan derivative in our statements of comprehensive loss as a component of other income (expense), net. See below as discussed under “—Results of Operations—Operating Expenses—Other Income (Expense), Net.”

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$5,842	$5,103	$739
General and administrative	2,540	2,717	(177)
Total operating expenses	8,382	7,820	562
Loss from operations	(8,382)	(7,820)	(562)
Other income (expense):
Interest income, net	1,207	195	1,012
Other income, net	153	—	153
Interest expense	(153)	(295)	142
Change in fair value of term loan derivative liability	—	(136)	136
Total other income (expense), net	1,207	(236)	1,443
Loss before income taxes	(7,175)	(8,056)	881
Income tax benefit	30	4	26
Net loss	$(7,145)	$(8,052)	$907

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Clinical development expenses	$3,267	$3,259	$8
Personnel and related expenses	1,225	1,104	121
Consulting expenses and professional fees	894	279	615
Stock-based compensation expenses	234	172	62
Other research and development expenses	222	289	(67)
Total research and development expenses	$5,842	$5,103	$739

Research and development expenses for the three months ended June 30, 2023 increased to $5.8 million from $5.1 million for the corresponding period in 2022, primarily due to increased consulting and professional fees related to startup activities for our three planned chronic cough trials as well as an increase in personnel-related and higher stock-based compensation expenses. These increases were partially offset by a decline in other research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 decreased to $2.5 million from $2.7 million for the corresponding period in 2022, due to a decrease in market research costs.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2023 was $1.2 million compared to other expense, net of $0.2 million for the corresponding period in 2022. The change was primarily due to an increase in interest income of $1.0 million due to higher cash equivalent and marketable securities balances and higher interest rate yields.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$10,842	$9,748	$1,094
General and administrative	5,103	5,097	6
Total operating expenses	15,945	14,845	1,100
Loss from operations	(15,945)	(14,845)	(1,100)
Other income (expense):
Interest income, net	2,428	199	2,229
Other income, net	318	—	318
Interest expense	(384)	(597)	213
Change in fair value of term loan derivative liability	—	(147)	147
Total other income (expense), net	2,362	(545)	2,907
Loss before income taxes	(13,583)	(15,390)	1,807
Income tax benefit	37	9	28
Net loss	$(13,546)	$(15,381)	$1,835

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Clinical development expenses	$5,817	$6,324	$(507)
Personnel and related expenses	2,467	2,194	273
Consulting expenses and professional fees	1,754	436	1,318
Stock-based compensation expenses	446	432	14
Other research and development expenses	358	362	(4)
Total research and development expenses	$10,842	$9,748	$1,094

Research and development expenses for the six months ended June 30, 2023 increased to $10.8 million from $9.7 million for the corresponding period in 2022, primarily due to increased consulting and professional fees related to startup activities for our three planned chronic cough trials as well as an increase in personnel-related expenses. These increases were partially offset by a decline in clinical development expenses reflecting the completion prior to the first quarter of 2023 of both the blinded portion of our Phase 2b/3 PRISM trial and our Phase 2 CANAL trial.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 remained flat at $5.1 million compared to the corresponding period in 2022.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2023 was $2.4 million compared to other expense, net of $0.5 million for the corresponding period in 2022. The change was primarily due to an increase in interest income of $2.2 million due to higher cash equivalent and marketable securities balances and higher interest rate yields. Contributing to the increase in other income (expense), net was $0.2 million in other income that we recorded in the 2023 period related to tax credits against employment taxes for certain previous periods provided under the CARES Act, as well as $0.2 million in lower interest expense due to the early payoff of the SVB Term Loan in May 2023.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of our IPO, and concurrent private placement in May 2019, we financed our operations primarily through private placements of our preferred stock and convertible notes as well as borrowings under a prior term loan. From inception to our IPO, we raised an aggregate of $102.2 million in gross proceeds from sales of our preferred stock and convertible notes and borrowed $15.0 million under a prior term loan.

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

In June 2020, we entered into the ATM Sales Agreement under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we are able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement are able to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and through June 30, 2023 we had issued and sold an aggregate of 3,583,394 shares of common stock for gross proceeds of $11.0 million, before deducting estimated commissions and allocated fees of $0.8 million. Subsequent to June 30, 2023, and through August 10, 2023, we issued and sold an additional 750,000 shares of common stock for gross proceeds of $1.8 million, before deducting estimated commissions and allocated fees of $0.1 million, under the ATM Sales Agreement.

In June 2023, we filed with the SEC the Shelf Registration Statement, which upon its effectiveness will allow us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3. We expect the Shelf Registration Statement to be declared effective shortly after the filing of this Quarterly Report on Form 10-Q. Further, in June 2023, we entered into the New ATM Sales Agreement with Leerink Partners, under which, subject to the effectiveness of the Shelf Registration Statement, we may issue and sell shares of common stock, from time to time, and we filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement will terminate upon effectiveness of the Shelf Registration Statement, at which point we will no longer be able to issue and sell shares of our common stock under the ATM Sales Agreement. Sales of common stock under the New ATM Sales Agreement will be able to be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the New ATM Sales Agreement.

On June 18, 2021, we entered into the LPC Purchase Agreement with Lincoln Park for an equity line financing. The LPC Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of shares of common stock, at our sole discretion, over a 24-month period commencing on July 23, 2021. We filed a registration statement on Form S-1 covering the resale of shares of common stock that are issued to Lincoln Park under the LPC Purchase Agreement, which was declared effective on July 14, 2021. As part of the LPC Purchase Agreement, we issued 170,088 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the LPC Purchase Agreement. Under the terms of the October 2021 Private Placements, we agreed to not issue or sell additional shares under the LPC Purchase Agreement on or prior to April 6, 2023. As of July 23, 2023, no shares had been sold to Lincoln Park and the LPC Purchase Agreement terminated by its terms.

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

In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan in the original principal amount of $14.0 million. Prior to the Third Amendment, the SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that we had (i) received positive data for the Phase 2b/3 PRISM trial, sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and our operations, the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25%. Commencing on March 1, 2022 and on the first business day of each month thereafter, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would have been 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the date on which we entered into the SVB Term Loan, or the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date, but prior to the second anniversary of the Effective Date and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, we were required to pay a final payment fee equal to $1.2 million.

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

On April 6, 2022, we entered into the Third Amendment to the SVB Loan Agreement. The Third Amendment principally modified the conditions under which we were required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the terms of the Third Amendment, upon the closing of the April 2022 Private Placement, our obligations to achieve the Milestone Conditions and maintain the Minimum Required Cash terminated and the sole remaining cash collateralization requirement under the SVB Loan Agreement was the requirement that we receive positive final data by December 31, 2022 from either our Phase 2b/3 PRISM trial of Haduvio for prurigo nodularis or our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in IPF. On August 3, 2022, SVB confirmed that the reported data from the Phase 2b/3 PRISM trial satisfied the requirement for positive data and that the cash collateralization requirements of the SVB Loan Agreement were no longer in effect.

In addition, the Third Amendment modified the interest rate on the principal amount outstanding under the SVB Loan Agreement, as discussed above under “—Components of Operating Results—Operating Expenses—Interest Expense.”

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(18,072)	$(13,268)	$(4,804)
Net cash provided by (used in) investing activities	28,601	(54,217)	82,818
Net cash (used in) provided by financing activities	(9,366)	55,353	(64,719)
Net increase (decrease) in cash and cash equivalents	$1,163	$(12,132)	$13,295

Operating Activities

During the six months ended June 30, 2023, operating activities used $18.1 million of net cash, principally resulting from our net loss of $13.5 million and net changes in our operating assets and liabilities of $4.8 million. Changes in our operating assets and liabilities consisted of a $2.5 million increase in prepaid expenses and other current assets, a $1.5 million decrease in accounts payable and a $0.8 million decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs as well as an increase in prepayments of our corporate insurance policies. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits and interest payable partially offset by an increase in accruals for research, development and clinical trial work performed by our CROs and consultants. Net cash used in operating activities for the six months ended June 30, 2023 also included non-cash charges that consisted primarily of stock-based compensation expense of $1.2 million and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs, which were partially offset by $1.3 million of accretion of our available-for-sale marketable securities.

During the six months ended June 30, 2022, operating activities used $13.3 million of net cash, resulting from our net loss of $15.4 million partially offset by net changes in our operating assets and liabilities of $0.4 million and by non-cash charges of $1.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $1.3 million and $0.3 million of accretion/accrual of term loan discounts and debt issuance costs. Changes in our operating assets and liabilities consisted of a $0.9 million increase in accounts payable and a $0.4 million increase in accrued expenses and other liabilities partially offset by a $0.9 million increase in prepaid expenses and other current assets. The increase in accounts payable was primarily due to the timing of vendor invoices. The increase in accrued expenses and other liabilities was primarily due to increased accruals for research, development and clinical trial work performed by our CROs, partially offset by a decrease in accrued compensation and benefits. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments of our corporate insurance policies.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $28.6 million, consisting of $37.7 million of proceeds from maturities of available-for-sale marketable securities partially offset by $9.0 million of purchases of available-for-sale marketable securities.

During the six months ended June 30, 2022, net cash used in investing activities was $54.2 million, consisting of purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $9.4 million, consisting of repayments of $9.4 million on the SVB Term Loan including payment of the final payment fee and prepayment premium, both associated with the payoff of the SVB Term Loan.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in IPF, our planned Phase 2a clinical trial in refractory chronic cough, and the second part of our HAP study, as well as trials for any future product candidates;
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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policies, which include those related to research and development expenses, stock-based compensation expense, income taxes, warrants and fair value measurements and which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, are the most important to understanding and evaluating our reported financial results. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the six months ended June 30, 2023.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the six months ended June 30, 2023 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $13.5 million and $29.2 million for the six months ended June 30, 2023 and for the year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $223.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, borrowings under our prior term loan facility, proceeds from our IPO and concurrent private placement completed in May 2019, sales of our common stock pursuant to the at-the-market Sales Agreement we entered into with SVB Securities LLC (formerly SVB Leerink LLC) in June 2020, or the ATM Sales Agreement, the term loan facility with Silicon Valley Bank that we entered into in August 2020, which we refer to as the SVB Term Loan, proceeds from the two private placements we completed in October 2021, or the October 2021 Private Placements, proceeds from the private placement we completed in April 2022, or the April 2022 Private Placement, proceeds from the exercise of common stock warrants that were issued in the October 2021 Private Placements and proceeds from the public offering we completed in September 2022, or the September 2022 Offering. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2023 and the year ended December 31, 2022, we used net cash of $18.1 million and $28.2 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of June 30, 2023, our cash, cash equivalents and marketable securities were $94.2 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•
conduct the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF;
•
conduct our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
complete the second part of our HAP study to further characterize the abuse potential of oral nalbuphine ER.

In addition, we may incur additional expenses:

•
if we determine to conduct an additional clinical trial for the treatment of prurigo nodularis; and
•
if we acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in IPF, our planned Phase 2a clinical trial in refractory chronic cough, and the second part of our HAP study, as well as trials for any future product candidates;
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
•
conduct our planned Phase 2a clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
complete part two of our HAP study to further characterize the abusive potential of oral nalbuphine ER.

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
•
completing the analysis of the open-label extension portion of our Phase 2b/3 PRISM trial and determining the next steps for the prurigo nodularis program after discussions with the FDA;
•
completing other supportive clinical studies such as potential studies of physical dependence and Thorough QT;
•
completing part two of our HAP study;
•
demonstrating safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA, MHRA and other comparable regulatory authorities for marketing approval;
•
receiving timely marketing approvals from applicable regulatory authorities;
•
managing any required post-marketing approval commitments to applicable regulatory authorities;
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
•
subject enrollment in clinical trials may be slower than we anticipate or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
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
•
the supply or quality of drug substance for our product candidates or the manufactured product candidate or other materials or drug substances necessary to conduct clinical trials of the product candidate may be insufficient, inadequate or not available at an acceptable cost or we may experience interruptions in supply, such as has occurred with the difficulties in obtaining supplies of IV butorphanol, the comparator drug in our HAP study;
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

In addition to the above, the COVID-19 pandemic adversely affected our clinical trial operations worldwide, and other outbreaks of infectious disease could in the future adversely affect our clinical trial operations worldwide, including our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to infectious diseases. The COVID-19 pandemic resulted in delays in our clinical trials due to prioritization of hospital and medical resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials or the inability of patients to comply with clinical trial protocols where quarantines or travel restrictions impeded patient movement or interrupted healthcare services. Furthermore, the response to any future outbreak of infectious disease may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions. In the future, we may experience adverse impacts on our clinical trial activities, business operations, financial condition, and prospects as a result of outbreaks of infectious disease, among other factors.

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

There is a U.S. shortage of IV butorphanol, the comparator drug in our HAP study. As a result, we have been unable to obtain supply and have had to delay the initiation of the second part of our HAP study. We are working on securing supply for the study. Until we are able to do so, we will not be able to commence part two of the HAP study. We cannot be certain that we will be successful in obtaining any IV butorphanol and if successful, we cannot be certain when we will obtain such supply. If we cannot obtain the supply, we may need to reach an agreement with the FDA on a different comparator drug for the study and may also be required to conduct additional trials.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Similarly, the regulatory landscape related to clinical trials in the E.U. recently evolved. The E.U. Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized E.U. portal. Once the CTA is approved, clinical study development may proceed. If we are not able to address these changes in existing requirements or the adoption of new requirements or policies governing clinical trials or there are difficulties with the implementation of the CTR process, our development plans may be impacted.

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

Before obtaining regulatory approvals for the commercial sale of Haduvio or any future product candidate we must demonstrate through lengthy, complex and expensive clinical trials that the product candidate is both safe and effective for use in the target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. It is possible that even if Haduvio or any future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, our Phase 2 clinical trial of Haduvio for the treatment of prurigo nodularis failed to meet its primary endpoint and the number of subjects who discontinued treatment prior to the end of the trial had a substantial impact on the results. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of Haduvio or any future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, Haduvio or any future product candidate or mistakenly believe that Haduvio or any future product candidate is toxic or not well tolerated when that is not the case after the clinical evaluation is completed. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face setbacks as we continue our clinical development of Haduvio and develop any other product candidates. It is also possible that any of our development programs could be placed on full or partial clinical hold by regulatory authorities at any point, which would delay and possibly prevent further development of those programs.

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

In addition, although the primary endpoint in our future clinical trials of Haduvio for the treatment of chronic cough in IPF and other chronic cough indications is likely to be measured using an objective cough monitor, we may need to validate a supportive PRO instrument of the primary endpoint. There is not a validated PRO instrument now that has been accepted for chronic cough indications.

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

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, refractory chronic cough or prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. In addition, although there are no drugs approved in the U.S. or Europe to treat chronic cough in IPF or refractory chronic cough, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials. For example, patients may use Dupixent (dupilumab), an injectable prescription medicine, that was approved by the FDA for the treatment of prurigo nodularis in September 2022 or various treatments off-label for the treatment of prurigo nodularis, such as antihistamines or gabapentin; these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of Dupixent or any off-label therapeutic approaches to participate in our clinical trials.

In response to the COVID-19 pandemic, the FDA issued numerous guidance documents and took other actions to facilitate research and development of new drug products. Although the public health emergency declarations related to COVID-19 ended on May 11, 2023, the FDA retained a number of COVID-19 related policies. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our product candidates.

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

μ-opioid receptor antagonists such as nalbuphine are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, which is being developed by Nerre Therapeutics, and ifenprodil, which is being developed by Algernon Pharmaceuticals. We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat chronic cough, including opioids, proton-pump inhibitors, and neuromodulators. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of refractory chronic cough and unexplained chronic cough by companies including Merck, Shionogi, GSK plc, Aldeyra and Genentech. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF.

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

We do not independently conduct clinical trials of our product candidate. We rely on and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of Haduvio and any future product candidate that we may develop. These third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work on a clinical trial. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, as well as applicable legal, regulatory and scientific standards. Moreover, the FDA and/or other regulatory authorities require us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and other regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical trials before approving the applicable product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA and other regulatory authorities will determine that any of our clinical trials complies with cGCPs. Similar regulatory requirements apply outside the U.S., including the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or ICH. We are also required to register our clinical trials and post the results of our completed clinical trials on a government-sponsored database, ClinicalTrials.gov, and other registries within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We contract with third parties for the manufacture, storage, packaging and distribution of Haduvio and other drug product for clinical trials, including a single supplier for the active ingredient in Haduvio and expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio and any future product candidates.

We currently have no manufacturing facilities and a relatively small number of personnel with sufficient experience to oversee the manufacturing process. We rely and plan to continue to rely, on contract manufacturers and other third-party contractors to manufacture, store, package and distribute both drug substance and drug product for our clinical trials. If any of our product candidates receive regulatory approval, we plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of such products. We may be unable to establish any further agreements with contract manufacturers or any other third-party contractors or may fail to do so on acceptable terms or when needed. Even if we are able to establish agreements with such third-party contractors, reliance on third-party contractors entails additional risks, including:

•
manufacturing delays if our third-party contractors experience supply chain-related delays, prioritize the supply of other companies’ products over Haduvio or any other drug product needed for our clinical trials or any future product candidates, such as IV butorphanol for our HAP study, or otherwise fail to satisfactorily perform according to the terms of the agreements between us and them or if unforeseen events in the manufacturing process arise;
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

We do not have long-term supply agreements with any of our contract manufacturers. If any of our existing manufacturers should become unavailable to us for any reason or fail to supply us with the ordered quantities, we may incur delays in identifying or qualifying replacement manufacturers or in obtaining replacement supply. Any performance failure on the part of our contract manufacturers or the other third-party contractors that we use to store and distribute drug substance and drug product could be disruptive to our operations and delay clinical development or marketing approval of Haduvio or any future product candidates of ours or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

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

Our current and anticipated future dependence upon others for the manufacture of Haduvio, any other drug product needed for our clinical trials or any future product candidate may harm our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

Further, in Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the E.U., commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

We may seek PRIME Designation in the E.U. for Haduvio but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the E.U., we may seek PRIME designation for Haduvio in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the E.U. or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the E.U. and the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

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

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Similar restrictions apply to the approval of our products in the E.U. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the E.U.’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the E.U. and are also subject to E.U. Member State laws. The failure to comply with these and other E.U. requirements can also lead to significant penalties and sanctions.

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

In addition, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures and may experience delays in their regulatory activities.

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

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December

29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

A number of lawsuits have been filed challenging the IRA. We expect that litigation challenging the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Additionally, in October 2022, President Biden signed an executive order to implement the E.U.-U.S. Data Privacy Framework, which would serve as a replacement to the E.U.-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the E.U.-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the E.U.-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the E.U. to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the E.U.-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the E.U.-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact any future business we may have at the international level.

Similar actions are either in place or under way in the U.S. There are a broad variety of data protection laws that are applicable to our activities and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The FTC and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

New laws also are being considered at the state level. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, created similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Additionally, as of January 1, 2023, the California Privacy Rights Act, or the CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities.

Accordingly, any failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

If we expand our organization, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2023, we had 30 employees. We may experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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
•
general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets and the impacts of inflation and government action in response thereto;
•
our ability to maintain our listing on the Nasdaq Global Market;
•
our ability to continue as a going concern; and
•
other factors and considerations described in this “Risk Factors” section.

In addition, inflation, interest rate increases and other factors have negatively affected the stock market and investor sentiment. The price and volatility of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during such times of market uncertainty and instability.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration

Statement was filed to replace our prior universal shelf registration statement on Form S-3. We expect the Shelf Registration Statement to be declared effective shortly after the filing of this Quarterly Report on Form 10-Q. In June 2023, we entered into a new sales agreement, or the New ATM Sales Agreement, with Leerink Partners and filed a prospectus under our Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement will terminate upon effectiveness of the Shelf Registration Statement, at which point we will no longer be able to issue and sell shares of our common stock under the ATM Sales Agreement. From time to time following effectiveness of the Shelf Registration Statement, we may offer and sell under the New ATM Sales Agreement common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. The extent to which we utilize the New ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of August 10, 2023, 6,000,000 of the warrants to purchase shares of common stock issued to the Initial Private Placement Investor remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of August 10, 2023, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of August 10, 2023, 21,379,673 of the pre-funded warrants to purchase shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

Finally, on September 27, 2022, we issued in the September 2022 Offering an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock, the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of August 10, 2023, all of the pre-funded warrants issued to purchasers in the September 2022 Offering remained outstanding.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 35.6% of our common stock as of August 10, 2023. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of Trevi Therapeutics, Inc., as amended

3.2

Amended and Restated Bylaws of Trevi Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 14, 2023)

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

TREVI THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)