Form 10-Q
period 2023-09-30
Trevi Therapeutics, Inc.
filed 2023-11-09
CIK 1563880

h

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38886

TREVI THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0834299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
195 Church Street, 16th Floor New Haven, Connecticut	06510
(Address of principal executive offices)	(Zip Code)

(203) 304-2499

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TRVI	The Nasdaq Stock Market LLC

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

As of November 9, 2023, the registrant had 63,857,622 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our clinical trials, including our planned trials of Haduvio for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough and our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in IPF and refractory chronic cough and for the treatment of prurigo nodularis;
•
our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials;
•
the timing of and our ability to submit applications for and to obtain and maintain regulatory approvals for Haduvio;
•
our expectations regarding our ability to fund our operating expenses, including our ongoing and planned clinical trials, with our cash, cash equivalents and marketable securities;
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
•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in IPF and have initiated our Phase 2a RIVER trial of Haduvio for the treatment of refractory chronic cough. Before initiating the trials at sites in the U.S., we will need to submit an IND for Haduvio to the U.S. Food and Drug Administration, or FDA. Prior to initiating the trials at sites outside the U.S., we will need to complete regulatory submissions in countries selected for the trials. Changes in the design of ongoing or planned trials or regulatory delays may affect the timing and costs of the trials and changes in the timing or costs of the trials for these or other reasons may affect our ability to complete the planned trials with our existing cash resources.
•
The outcome of clinical trials may not be predictive of the success of later clinical trials. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 CANAL trial may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, and the results of our Phase 2b/3 PRISM trial in Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future trial in prurigo nodularis.
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
•
We contract with third parties to conduct our clinical trials and for the manufacture, storage, packaging and distribution of Haduvio and other drug product for clinical trials, including a single supplier for the active ingredient in Haduvio. We expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio. If they do not perform satisfactorily or if they experience delays or shortages, our business could be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$25,965	$12,589
Marketable securities	62,903	107,921
Prepaid expenses	4,039	795
Other current assets	1,046	1,311
Total current assets	93,953	122,616
Operating lease right-of-use assets	1,190	24
Other non-current assets	297	205
Property, equipment and leasehold improvements, net	238	170
Finance lease right-of-use assets	218	—
Total assets	$95,896	$123,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,256	$2,857
Accrued expenses	3,625	3,518
Operating lease liabilities	171	25
Finance lease liabilities	121	—
Term loan	—	7,000
Total current liabilities	5,173	13,400
Operating lease liabilities	1,051	2
Finance lease liabilities	62	—
Term loan	—	2,151
Other non-current liabilities	—	3
Total liabilities	6,286	15,556
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; and 63,855,330 and 59,943,430 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	64	60
Additional paid-in capital	321,076	317,590
Accumulated other comprehensive loss	(217)	(122)
Accumulated deficit	(231,313)	(210,069)
Total stockholders’ equity	89,610	107,459
Total liabilities and stockholders’ equity	$95,896	$123,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,323	$5,769	$17,165	$15,517
General and administrative	2,722	2,636	7,825	7,733
Total operating expenses	9,045	8,405	24,990	23,250
Loss from operations	(9,045)	(8,405)	(24,990)	(23,250)
Other income (expense):
Interest income, net	1,183	424	3,611	623
Other income, net	154	—	472	—
Interest expense	(3)	(292)	(387)	(889)
Change in fair value of term loan derivative liability	—	—	—	(147)
Total other income (expense), net	1,334	132	3,696	(413)
Loss before income taxes	(7,711)	(8,273)	(21,294)	(23,663)
Income tax benefit	13	7	50	16
Net loss	$(7,698)	$(8,266)	$(21,244)	$(23,647)
Basic and diluted net loss per common share outstanding	$(0.08)	$(0.12)	$(0.21)	$(0.44)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	99,325,540	68,898,810	98,880,882	53,221,949

Net loss	$(7,698)	$(8,266)	$(21,244)	$(23,647)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale marketable securities	31	(128)	(95)	(263)
Comprehensive loss	$(7,667)	$(8,394)	$(21,339)	$(23,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at June 30, 2023	63,098,455	$63	$318,873	$(248)	$(223,615)	$95,073
Stock-based compensation	—	—	530	—	—	530
Issuance of common stock from exercise of stock options	6,875	—	3	—	—	3
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	750,000	1	1,670	—	—	1,671
Unrealized gains on available-for-sale marketable securities	—	—	—	31	—	31
Net loss	—	—	—	—	(7,698)	(7,698)
Balance at September 30, 2023	63,855,330	$64	$321,076	$(217)	$(231,313)	$89,610

Balance at June 30, 2022	39,719,572	$40	$256,908	$(135)	$(196,298)	$60,515
Stock-based compensation	—	—	569	—	—	569
Issuance of common stock from exercise of stock options	51,005	—	139	—	—	139
Issuance of common stock and warrants in public offering, less issuance costs	14,252,670	14	51,170	—	—	51,184
Issuance of common stock from warrant exercise	4,299,270	4	5,886	—	—	5,890
Unrealized losses on available-for-sale marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(8,266)	(8,266)
Balance at September 30, 2022	58,322,517	$58	$314,672	$(263)	$(204,564)	$109,903

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	1,713	—	—	1,713
Issuance of common stock from exercise of stock options	143,789	—	73	—	—	73
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	750,000	1	1,670	—	—	1,671
Issuance of common stock from Employee Stock Purchase Plan	19,273	—	33	—	—	33
Issuance of common stock from pre-funded warrant exercise	2,998,838	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(21,244)	(21,244)
Balance at September 30, 2023	63,855,330	$64	$321,076	$(217)	$(231,313)	$89,610

Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	1,826	—	—	1,826
Issuance of common stock from exercise of stock options	51,005	—	139	—	—	139
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(42)	—	—	(42)
Issuance of common stock from Employee Stock Purchase Plan	33,972	—	23	—	—	23
Issuance of common stock and warrants in public offering, less issuance costs	18,833,196	19	102,991	—	—	103,010
Issuance of common stock from warrant exercise	10,898,540	10	11,772	—	—	11,782
Unrealized losses on available-for-sale marketable securities	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(23,647)	(23,647)
Balance at September 30, 2022	58,322,517	$58	$314,672	$(263)	$(204,564)	109,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(21,244)	$(23,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,713	1,826
Operating lease right-of-use assets	259	100
Accretion/accrual of term loan discounts and debt issuance costs	180	419
Depreciation and amortization	88	28
Loss on disposal of property, equipment and leasehold improvements	10	—
Accretion of available-for-sale marketable securities, net	(1,774)	(268)
Change in fair value of term loan derivative liability	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,935)	(579)
Accounts payable	(1,676)	(527)
Accrued expenses and other liabilities	28	657
Net cash used in operating activities	(25,351)	(21,844)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	55,679	2,001
Purchases of available-for-sale marketable securities	(8,981)	(61,025)
Purchases of property, equipment and leasehold improvements	(115)	(43)
Net cash provided by (used in) investing activities	46,583	(59,067)
Financing activities:
Proceeds from at-the-market sales, net of commissions	1,710	—
Proceeds from exercises of stock options	73	139
Proceeds from employee stock purchase plan	33	23
Repayments of term loan, term loan final fee and prepayment premium	(9,409)	(4,083)
Payments of offering costs	(200)	(195)
Payments of finance lease	(63)	—
Proceeds from sale of common stock and warrants in public offering and private placement, net of issuance costs	—	103,010
Proceeds from exercises of warrants	—	11,782
Payments of financing costs of term loan	—	(21)
Net cash (used in) provided by financing activities	(7,856)	110,655
Net increase in cash and cash equivalents	13,376	29,744
Cash and cash equivalents at beginning of period	12,589	36,830
Cash and cash equivalents at end of period	$25,965	$66,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis (“IPF”) and refractory chronic cough and for the treatment of prurigo nodularis. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect loss from operations or net loss.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to September 30, 2023 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2023, the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim period or any future year or period.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through September 30, 2023 and December 31, 2022. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

There have been no new pronouncements adopted during the nine months ended September 30, 2023.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the nine months ended September 30, 2023, which could be expected to materially impact the Company’s Condensed Consolidated Financial Statements.

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type as of September 30, 2023 and December 31, 2022 are presented in the following table (in thousands):

	September 30, 2023
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$54,152	$18	$(218)	$53,952
U.S. government agency securities	4,993	—	(15)	4,978
Commercial paper	1,994	—	—	1,994
Asset backed securities	1,981	—	(2)	1,979
Total marketable securities	$63,120	$18	$(235)	$62,903

	December 31, 2022
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$62,573	$83	$(143)	$62,513
Commercial paper	30,739	—	—	30,739
U.S. treasury securities	9,914	—	(62)	9,852
U.S. government agency securities	2,905	2	(4)	2,903
Asset backed securities	1,912	2	—	1,914
Total marketable securities	$108,043	$87	$(209)	$107,921

The net amortized cost and fair value of available-for-sale marketable securities at September 30, 2023 and December 31, 2022, respectively, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	September 30, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$57,666	$57,469
One year through two years	5,454	5,434
Total	$63,120	$62,903

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$69,527	$69,367
One year through two years	38,516	38,554
Total	$108,043	$107,921

During the three and nine months ended September 30, 2023 and 2022, there were no realized gains or losses on available-for-sale marketable securities.

4.
Fair Value Measurements

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and the basis for that measurement, by level within the fair value hierarchy:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2023
Financial assets:
Cash equivalents	Money market funds	$25,715	$—	$—	$25,715
Marketable securities	Corporate bonds	—	53,952	—	53,952
Marketable securities	U.S. government agency securities	—	4,978	—	4,978
Marketable securities	Commercial paper	—	1,994	—	1,994
Marketable securities	Asset backed securities	—	1,979	—	1,979
Total assets		$25,715	$62,903	$—	$88,618

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash equivalents	Money market funds	$11,589	$—	$—	$11,589
Marketable securities	Corporate bonds	—	62,513	—	62,513
Marketable securities	Commercial paper	—	30,739	—	30,739
Marketable securities	U.S. treasury securities	9,852	—	—	9,852
Marketable securities	U.S. government agency securities	—	2,903	—	2,903
Marketable securities	Asset backed securities	—	1,914	—	1,914
Total assets		$21,441	$98,069	$—	$119,510

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

The following table presents the Company’s lease-related assets and liabilities as of September 30, 2023 and December 31, 2022:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,190	$24
Finance lease assets	Finance lease right-of-use assets	218	—
Total lease assets		$1,408	$24
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$171	$25
Finance lease liabilities	Finance lease liabilities, current portion	121	—
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	1,051	2
Finance lease liabilities	Finance lease liabilities, non-current portion	62	—
Total lease liabilities		$1,405	$27

The following table presents information related to the Company’s lease expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$85	$31	$202	$92
Finance lease expense	12	—	24	—
Total lease expense	$97	$31	$226	$92

Future minimum lease payments from September 30, 2023 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2023	$69	$32
2024	303	126
2025	349	32
2026	368	—
2027	377	—
Thereafter	95	—
Total minimum lease payments	1,561	190
Less: Amount of lease payments representing interest	(339)	(7)
Present value of future minimum lease payments	$1,222	$183

The following table presents certain information related to the lease terms and discount rates for the Company’s leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	4.5 years	0.3 years
Finance leases	1.5 years	not applicable

Weighted average discount rate:
Operating leases	11.00%	13.00%
Finance leases	4.37%	not applicable

The following table presents supplemental cash flow information related to the Company’s leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$69	$36	$162	$95
Finance lease payments	$32	$—	$63	$—
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4	$1,289	$4
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$242	$—

6.
Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued R&D projects	$1,842	$1,130
Accrued compensation and benefits	1,221	1,508
Accrued consulting and professional fees	490	382
Accrued other	72	498
Total accrued expenses	$3,625	$3,518

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. While SVB was the Company’s primary bank at the time of its closure, the vast majority of the Company’s total cash, cash equivalents and marketable securities resided in custodial accounts held by U.S. Bank for which SVB Asset Management was the advisor. The FDIC subsequently transferred all of SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., under a systemic risk exception approved by the United States Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. As a result, all of the Company’s deposits that were at SVB and the Company’s SVB Term Loan were then moved to First Citizens Bank. The Company has access to all cash, cash equivalents and marketable securities that had been in its SVB accounts, and does not expect losses or material disruptions to the Company’s ongoing operations due to SVB’s closure.

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

On July 6, 2021, the Company and SVB entered into a First Amendment (the “Loan Amendment”) to the SVB Loan Agreement. The Loan Amendment modified the conditions under which the Company was required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. Under the Loan Amendment, if the Company failed to receive positive data in its Phase 2b/3 PRISM trial or to raise by June 30, 2022 sufficient net proceeds from the sale of equity securities to finance its planned second Phase 3 clinical trial of Haduvio for prurigo nodularis and its ongoing operations (each a “Milestone Condition”), the Company would have been required to deposit unrestricted and unencumbered cash equal to 100% of all outstanding amounts owed to SVB in a cash collateral account with SVB, which could have been used by SVB to prepay the SVB Term Loan at any time. In addition, the Loan Amendment provided that if the Company failed to maintain at least $20.0 million in unrestricted and unencumbered cash in its accounts with SVB at any time prior to the satisfaction of all the Milestone Conditions (the “Minimum Required Cash”), the Company would have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement. The Company would also have been required to cash collateralize all outstanding amounts owed to SVB under the SVB Loan Agreement if it did not raise at least $15.0 million in net proceeds from the sale of equity securities during the period from June 1, 2021 through October 31, 2021. The Company satisfied this equity funding condition through a combination of equity issuances under the Company’s at-the-market (“ATM”) Sales Agreement entered into with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) in June 2020 (the “ATM Sales Agreement”) and two private placements, which took place in October 2021 (see Note 8).

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

During the nine months ended September 30, 2023, an immaterial effect from early extinguishment of debt was recorded in connection with the Company paying the remaining amounts due under the SVB Loan Agreement, which was included in other income, net on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

As of September 30, 2023, the Company had no outstanding borrowings, and as of December 31, 2022, the Company had outstanding borrowings of $8.2 million under the SVB Term Loan. The term loan payable balance as presented on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 was $0 and as of December 31, 2022 was as shown below.

December 31, 2022
Principal outstanding under term loan	$8,167
Term loan discount-interest	(24)
Term loan discount-unamortized deferred charges	(29)
Term loan discount-financing costs, net of accretion	(3)
Term loan-final payment fee	1,040
9,151
Less current portion	7,000
Term loan payable, non-current	$2,151

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three and nine months ended September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2022, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 6.97% and 5.27%, respectively. For the nine months ended September 30, 2023, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 10.25%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest payments	$—	$170	$202	$470
Accrual of the final payment fee	—	89	150	309
Accretion and amortization of term loan discounts	—	33	30	110
	$—	$292	$382	$889

8.
Stockholders’ Equity

As of September 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for future issuance as shown in the table below:

	September 30, 2023	December 31, 2022
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	45,330,707	48,330,707
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	6,549,024	4,553,202
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,208,274	701,232
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	568,243	602,231
Shares of common stock reserved for future issuance upon sales under the LPC Purchase Agreement	—	30,000,000
	53,656,248	84,187,372

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Securities under which the Company was able to issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, the Company and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that it was able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company was not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020. As of September 30, 2023, the Company had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new ATM sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “New ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the New ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the ATM Sales Agreement. As of September 30, 2023, the Company had not made any sales pursuant to the New ATM Sales Agreement.

Equity Purchase Agreement

On June 18, 2021, the Company entered into a common stock purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The LPC Purchase Agreement provided that, subject to the terms and conditions therein, the Company had the right, but not the obligation, to sell, at its discretion, to Lincoln Park up to $15.0 million of shares of common stock over a 24-month period commencing on July 23, 2021. The Company issued 170,088 shares of common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the LPC Purchase Agreement. As of July 23, 2023, no shares had been sold to Lincoln Park and the LPC Purchase Agreement terminated by its terms.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, for the nine months ended September 30, 2023, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	38,627,003	9,703,704	48,330,707	$0.28
Exercised	(3,000,000)	—	(3,000,000)	$0.001
Outstanding as of September 30, 2023	35,627,003	9,703,704	45,330,707	$0.29

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 7,117,267 as of September 30, 2023, of which 1,801,724 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares and 1,140,232 shares, equal to the 2019 Plan determined maximum and 4% of the Company’s then-outstanding common stock, respectively.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. As of September 30, 2023 and December 31, 2022, respectively, options to purchase 4,747,300 shares and 3,848,052 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of September 30, 2023 and December 31, 2022, respectively, options to purchase 568,243 and 602,231 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	4,450,283	$3.26
Granted	1,562,000	$2.62
Forfeited	(318,075)	$1.77
Expired	(234,876)	$3.23
Exercised	(143,789)	$0.51
Outstanding as of September 30, 2023	5,315,543	$3.24
Options exercisable as of September 30, 2023	2,607,790	$4.32
Options unvested as of September 30, 2023	2,707,753	$2.20

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,208,274 as of September 30, 2023. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares and 285,058 shares, equal to the 2019 ESPP determined maximum and 1% of the Company’s then-outstanding common stock, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expense	$319	$371	$1,056	$1,195
Research and development expense	211	198	657	631
	$530	$569	$1,713	$1,826

9.
Income Taxes

As of September 30, 2023 and December 31, 2022, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and nine months ended September 30, 2023 and 2022 was for the Company’s estimates for its state research and development tax credits in each given year.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,698)	$(8,266)	$(21,244)	$(23,647)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	99,325,540	68,898,810	98,880,882	53,221,949
Basic and diluted net loss per common share outstanding	$(0.08)	$(0.12)	$(0.21)	$(0.44)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of September 30, 2023, the Company had pre-funded warrants to purchase 21,379,673 and 14,247,330 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the three and nine months ended September 30, 2023 and 2022, respectively.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of September 30, 2023 and 2022, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2023	2022
Warrants	9,703,704	9,703,704
Stock Options	5,315,543	4,141,907
	15,019,247	13,845,611

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and refractory chronic cough and for the treatment of prurigo nodularis.

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

We are in discussions with the U.S. Food and Drug Administration, or FDA, and other international regulatory authorities, regarding the design of the next clinical trials of Haduvio for the treatment of chronic cough in IPF. We are preparing for a Phase 2b dose ranging trial of Haduvio for the treatment of chronic cough in IPF. The purpose of this trial would be to determine the dose response and select the dose for the next study as well as to further characterize the safety in this specific patient population. We expect this trial to use a parallel arm design, which would study three doses and placebo over a six-week period. The primary endpoint of this study is expected to be a reduction in 24-hour cough frequency using an objective cough monitor. We expect the study to enroll approximately 160 subjects. We are also preparing to conduct a Phase 1b trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. Subject to agreement with the FDA and other international regulatory authorities, we intend to initiate the Phase 2b dose ranging trial in the fourth quarter of 2023 and the Phase 1b respiratory physiology trial in the first quarter of 2024. We will need to submit an IND for Haduvio before proceeding with our planned respiratory physiology study at sites in the United States.

We are also developing Haduvio for the treatment of refractory chronic cough. In November 2023, we initiated our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough. We intend to conduct this trial in the United Kingdom and Canada. This trial uses a randomized, double-blind, placebo-controlled, two treatment period crossover design, which studies escalating doses of Haduvio over three weeks as compared to placebo. The primary endpoint is a mean change in cough frequency using an objective cough monitor. We expect the study to enroll approximately 60 subjects and to report topline data in the second half of 2024.

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

In October 2023, we reported the preliminary analysis of the 52-week data from the open-label extension portion of the Phase 2b/3 PRISM trial. Following the completion of the initial 14-week portion of the trial, subjects were eligible to enroll into an additional 38-week open-label extension period during which all participants received Haduvio 162mg twice a day (BID). Post hoc analyses demonstrated continued reduction in mean Worst Itch Numerical Rating Scale for those participants who remained on Haduvio through 52 weeks. 151 subjects completed the open-label extension portion of the trial, adding to the safety database for Haduvio. The safety data were generally consistent with the safety profile of Haduvio observed in the 14-week portion of the Phase 2b/3 PRISM trial and previous trials of Haduvio. Adverse events reported with a frequency greater than 5% in the 38-week open-label period included nausea, dizziness, vomiting, fatigue, and somnolence. Study discontinuation due to treatment-related adverse events occurred in 13% of subjects during the 38-week open-label period, and serious adverse events were reported for 13 subjects, although only 2 of these events were considered potentially treatment related.

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We are exploring entering into a strategic collaboration for the continued development of this program.

Human Abuse Potential. We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled 5-way crossover design. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study is designed to utilize the selected dose and compare oral nalbuphine relative to IV butorphanol using the study metrics. We have completed part one of the study. The FDA requested that we submit the data from part one in support of our IV butorphanol dose selection for their review and comment prior to commencing part two of the study. We submitted this data to the FDA and they have agreed with the selected dose for IV butorphanol. Beginning in the first quarter of 2023, we were unable to obtain supply of IV butorphanol due to a worldwide shortage, and we had to delay the initiation of the second part of the study. In October 2023, we secured supply of IV butorphanol and we expect to initiate dosing in the second part of the study in the first quarter of 2024 as a result. We expect to report topline data from this study in the second half of 2024.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2023, we had an accumulated deficit of $231.3 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF and refractory chronic cough or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, which we refer to as the ATM Sales Agreement, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We were not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and through September 30, 2023, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), or Leerink Partners, which we refer to as the New ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the New ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of September 30, 2023, we had not made any sales pursuant to the New ATM Sales Agreement.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of November 9, 2023, warrants to purchase 1,851,852 shares of common stock that are to expire in April 2025 and warrants to purchase 7,851,852 shares of common stock that are to expire in October 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. As of November 9, 2023, pre-funded warrants to purchase 21,379,673 shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of November 9, 2023, all of the pre-funded warrants to purchase shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

On May 9, 2023, we paid the remaining amount due under the loan and security agreement, or the SVB Loan Agreement, that we originally entered into with Silicon Valley Bank, or SVB, in August 2020, resulting in the full extinguishment of the term loan thereunder, or the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium. In August 2020, we entered into the SVB Loan Agreement with SVB, pursuant to which SVB provided the SVB Term Loan to us in the original principal amount of $14.0 million. On the first business day of each month commencing on March 1, 2022, we were required to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. For further discussion of the SVB Term Loan, see “—Liquidity and Capital Resources.”

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $88.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, and the second part of our HAP study to determine the abuse potential of oral nalbuphine ER relative to IV butorphanol.

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

Other Income, Net

Other income, net consists of income related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, foreign currency transaction gains and losses as well as an immaterial effect from early extinguishment of debt in connection with us paying the remaining amounts due under the SVB Loan Agreement.

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

Change in Fair Value of Term Loan Derivative Liability

Before it was amended by the Third Amendment, the SVB Loan Agreement provided that upon the occurrence of the Phase 3 Event, as described below, the interest rate on the SVB Term Loan would increase by 2.00%. This contingent interest rate increase represented a free-standing financial instrument. Accordingly, we accounted for the contingent interest rate increase as a derivative under Accounting Standards Codification, or ASC, 815, Derivatives and Hedging and therefore, we recorded a term loan derivative liability for the contingent interest rate increase at its fair value. We adjusted this liability to fair value at each reporting date it remained outstanding. We recognized changes in the fair value of this term loan derivative in our statements of comprehensive loss as a component of other income (expense), net.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$6,323	$5,769	$554
General and administrative	2,722	2,636	86
Total operating expenses	9,045	8,405	640
Loss from operations	(9,045)	(8,405)	(640)
Other income (expense):
Interest income, net	1,183	424	759
Other income, net	154	—	154
Interest expense	(3)	(292)	289
Total other income, net	1,334	132	1,202
Loss before income taxes	(7,711)	(8,273)	562
Income tax benefit	13	7	6
Net loss	$(7,698)	$(8,266)	$568

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Clinical development expenses	$3,799	$4,126	$(327)
Personnel and related expenses	1,122	851	271
Consultant services in support of clinical development	948	550	398
Other research and development expenses	243	44	199
Stock-based compensation expenses	211	198	13
Total research and development expenses	$6,323	$5,769	$554

Research and development expenses for the three months ended September 30, 2023 increased to $6.3 million from $5.8 million for the corresponding period in 2022, primarily due to increased startup costs and consultant services associated with our chronic cough programs as well as an increase in personnel-related expenses. These increases were partially offset by a decline in clinical development expenses related to our completed Phase 2b/3 PRISM trial and our Phase 2 CANAL trial as well as decreased purchases of clinical trial supplies, among other factors.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $2.7 million, compared to $2.6 million for the corresponding period in 2022.

Other Income, Net

Other income, net for the three months ended September 30, 2023 was $1.3 million compared to other income, net of $0.1 million for the corresponding period in 2022. The change was primarily due to an increase in interest income of $0.8 million due to higher cash equivalent and marketable securities balances and higher interest rate yields and reduced interest expense due to the early payoff of the SVB Term Loan in May 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$17,165	$15,517	$1,648
General and administrative	7,825	7,733	92
Total operating expenses	24,990	23,250	1,740
Loss from operations	(24,990)	(23,250)	(1,740)
Other income (expense):
Interest income, net	3,611	623	2,988
Other income, net	472	—	472
Interest expense	(387)	(889)	502
Change in fair value of term loan derivative liability	—	(147)	147
Total other income (expense), net	3,696	(413)	4,109
Loss before income taxes	(21,294)	(23,663)	2,369
Income tax benefit	50	16	34
Net loss	$(21,244)	$(23,647)	$2,403

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Clinical development expenses	$9,616	$10,005	$(389)
Personnel and related expenses	3,589	3,044	545
Consultant services in support of clinical development	2,702	974	1,728
Stock-based compensation expenses	657	631	26
Other research and development expenses	601	863	(262)
Total research and development expenses	$17,165	$15,517	$1,648

Research and development expenses for the nine months ended September 30, 2023 increased to $17.2 million from $15.5 million for the corresponding period in 2022, primarily due to increased startup costs and consultant services associated with our chronic cough programs as well as an increase in personnel-related expenses. These increases were partially offset by a decline in clinical development expenses related to our completed Phase 2b/3 PRISM trial and our Phase 2 CANAL trial as well as decreased purchases of clinical trial supplies, among other factors.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $7.8 million, compared to $7.7 million for the corresponding period in 2022.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2023 was $3.7 million compared to other expense, net of $0.4 million for the corresponding period in 2022. The change was primarily due to an increase in interest income of $3.0 million due to higher cash equivalent and marketable securities balances and higher interest rate yields. Contributing to the increase in other income (expense), net was $0.4 million in other income that we recorded in the 2023 period related to tax credits against employment taxes for certain previous periods provided under the CARES Act, as well as $0.5 million in lower interest expense due to the early payoff of the SVB Term Loan in May 2023.

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

In June 2020, we entered into the ATM Sales Agreement, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we are able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We were not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and through September 30, 2023 we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, we filed with the SEC the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into the New ATM Sales Agreement with Leerink Partners, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the New ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of September 30, 2023, we had not made any sales pursuant to the New ATM Sales Agreement.

On June 18, 2021, we entered into the LPC Purchase Agreement with Lincoln Park for an equity line financing. The LPC Purchase Agreement provided that, subject to the terms and conditions set forth therein, we had the right, but not the obligation, to sell to Lincoln Park and Lincoln Park was obligated to purchase up to $15.0 million of shares of common stock, at our sole discretion, over a 24-month period commencing on July 23, 2021. We filed a registration statement on Form S-1 covering the resale of shares of common stock that are issued to Lincoln Park under the LPC Purchase Agreement, which was declared effective on July 14, 2021. We issued 170,088 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the LPC Purchase Agreement. As of July 23, 2023, no shares had been sold to Lincoln Park and the LPC Purchase Agreement terminated by its terms.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(25,351)	$(21,844)	$(3,507)
Net cash provided by (used in) investing activities	46,583	(59,067)	105,650
Net cash (used in) provided by financing activities	(7,856)	110,655	(118,511)
Net increase in cash and cash equivalents	$13,376	$29,744	$(16,368)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $25.4 million of net cash, principally resulting from our net loss of $21.2 million and net changes in our operating assets and liabilities of $4.6 million partially offset by non-cash charges of $0.5 million. The non-cash charges consisted primarily of stock-based compensation expense of $1.7 million, $0.3 million change in value of our operating lease right-of-use assets and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs, which were partially offset by $1.8 million of accretion of our available-for-sale marketable securities. Changes in our operating assets and liabilities consisted of a $2.9 million increase in prepaid expenses and other current assets and a $1.7 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs as well as an increase in prepayments of our corporate insurance policies. The decrease in accounts payable was primarily due to the timing of vendor invoices.

During the nine months ended September 30, 2022, operating activities used $21.8 million of net cash, resulting from our net loss of $23.6 million and net changes in our operating assets and liabilities of less than $0.1 million, partially offset by non-cash charges of $2.3 million. The non-cash charges consisted primarily of stock-based compensation expense of $1.8 million and $0.4 million of accretion/accrual of term loan discounts and debt issuance costs, offset by $0.3 million of accretion of our available-for-sale marketable securities. Changes in our operating assets and liabilities consisted of a $0.6 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other current assets, partially offset by a $0.7 million increase in accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of vendor invoices. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments of our corporate insurance policies as well as an increase in interest income receivable related to our marketable securities. The increase in accrued expenses and other liabilities was primarily due to increased accruals for research,development and clinical trial work performed by our CROs and increased accruals for consulting and professional fees partially offset by a decrease in accrued compensation and benefits.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $46.6 million, consisting of $55.7 million of proceeds from maturities of available-for-sale marketable securities partially offset by $9.0 million of purchases of available-for-sale marketable securities.

During the nine months ended September 30, 2022, net cash used in investing activities was $59.1 million, primarily related to purchases of available-for-sale marketable securities, partially offset by proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $7.9 million, consisting of repayments of $9.4 million on the SVB Term Loan including payment of the final payment fee and prepayment premium, both associated with the payoff of the SVB Term Loan and payments of offering costs of $0.2 million. These cash outflows were partially offset by gross cash proceeds of $1.7 million, net of commissions from sales of our common stock under the ATM Sales Agreement and $0.1 million of cash proceeds from the exercise of stock options and sales under our 2019 Employee Stock Purchase Plan.

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
•
our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
the second part of our HAP study.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial in refractory chronic cough, and the second part of our HAP study, as well as trials for any future product candidates;
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
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in IPF or refractory chronic cough or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policies, which include those related to research and development expenses, stock-based compensation expense, income taxes, warrants and fair value measurements and which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, are the most important to understanding and evaluating our reported financial results. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies.

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the nine months ended September 30, 2023.

Recently Issued Accounting Pronouncements

There have been no new pronouncements issued during the nine months ended September 30, 2023 which could be expected to materially impact our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act, as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $21.2 million and $29.2 million for the nine months ended September 30, 2023 and for the year ended December 31, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $231.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and proceeds from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, and the second part of our human abuse potential, or HAP, study;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;

•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in IPF or refractory chronic cough and/or for the treatment of prurigo nodularis or for any future product candidate that successfully completes clinical trials, if any;
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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2023 and the year ended December 31, 2022, we used net cash of $25.4 million and $28.2 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of September 30, 2023, our cash, cash equivalents and marketable securities were $88.9 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•
conduct the next trials we plan to conduct for Haduvio for the treatment of chronic cough in IPF;
•
conduct our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
conduct the second part of our HAP study to further characterize the abuse potential of oral nalbuphine ER.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including the next clinical trials for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial in refractory chronic cough, and the second part of our HAP study, as well as trials for any future product candidates;
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

•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in IPF and refractory chronic cough or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis, or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in IPF or refractory chronic cough or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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
•
our headcount growth and associated costs as we expand our research and development activities and medical affairs activities and establish a commercial infrastructure;
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
•
conduct our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough; and
•
conduct part two of our HAP study to further characterize the abusive potential of oral nalbuphine ER.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in IPF and refractory chronic cough and for the treatment of prurigo nodularis. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced programs are the development of Haduvio for the treatment of chronic cough in IPF and refractory chronic cough and for the treatment of prurigo nodularis. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in IPF and refractory chronic cough and for the treatment of prurigo nodularis will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining subjects in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we plan to conduct for the treatment of chronic cough in IPF, which are subject to the submission and clearance by the FDA of an IND, and refractory chronic cough;
•
completing the analysis of the open-label extension portion of our Phase 2b/3 PRISM trial and determining the next steps for the prurigo nodularis program after discussions with the FDA;
•
completing other supportive clinical studies such as potential studies of physical dependence and Thorough QT;
•
completing the second part of our HAP study;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in IPF and refractory chronic cough. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balance anesthesia. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. or outside the U.S. (with the exception of Japan and Switzerland) for the treatment of refractory chronic cough. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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
•
the number of subjects required for clinical trials may be larger than we anticipate, as we experienced with the increase of the target number of enrolled subjects for our Phase 2b/3 PRISM trial from 240 to 360 subjects as a result of the sample size re-estimation analysis;
•
subject enrollment in clinical trials may be slower than we anticipate or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
•
the cost of planned clinical trials may be greater than we anticipate, such as if we are required to add additional sites, increase the target number of enrolled subjects or use additional incentive strategies to address site activation and enrollment;
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
•
the supply or quality of drug substance for our product candidates or the manufactured product candidate or other materials or drug substances necessary to conduct clinical trials of the product candidate may be insufficient, inadequate or not available at an acceptable cost or we may experience interruptions in supply, such as the difficulties we have had in obtaining supply of IV butorphanol, the comparator drug in our HAP study;
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

In addition to the above, the COVID-19 pandemic previously adversely affected our clinical trial operations worldwide, and other outbreaks of infectious disease could in the future adversely affect our clinical trial operations worldwide, including our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to infectious diseases. The COVID-19 pandemic resulted in delays in our clinical trials due to prioritization of hospital and medical resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials or the inability of patients to comply with clinical trial protocols where quarantines or travel restrictions impeded patient movement or interrupted healthcare services. Furthermore, the response to any future outbreak of infectious disease may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions. In the future, we may experience adverse impacts on our clinical trial activities, business operations, financial condition, and prospects as a result of outbreaks of infectious disease, among other factors.

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

Although the primary endpoint in our future clinical trials of Haduvio for the treatment of chronic cough in IPF and refractory chronic cough will be measured using an objective cough monitor, we have PRO instruments as secondary endpoints that may need to validate a supportive PRO instrument of the primary endpoint. There is not currently a validated PRO instrument that has been accepted for chronic cough indications.

In addition, due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. Our clinical trials evaluating the efficacy of Haduvio in pruritus indications, including our Phase 2b/3 PRISM trial, have used PROs as primary endpoints. For example, the primary endpoint of our Phase 2b/3 PRISM trial was the proportion of patients achieving at least a 4-point improvement from baseline with respect to their worst itch at week 14 as measured by the Worst Itch Numerical Rating Scale, or WI-NRS, scores, which is a patient-reported assessment on an 11-point scale from 0 to 10 of the severity of the worst itch experienced in the last 24 hours. PROs have an important role in the development and regulatory approval of treatments for pruritus. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in IPF and refractory chronic cough and for the treatment of prurigo nodularis is dependent upon our ability to enroll a sufficient number of subjects with these severe conditions. We experienced delays and difficulties in the enrollment of subjects in our clinical trials, including our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial, which delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, refractory chronic cough or prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. or outside the U.S. (with the exception of Japan and Switzerland) for the treatment of refractory chronic cough. However, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials. For example, patients may use Dupixent (dupilumab), an injectable prescription medicine, that was approved by the FDA for the treatment of prurigo nodularis in September 2022 or various treatments off-label for the treatment of prurigo nodularis, such as antihistamines or gabapentin; these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of Dupixent or any off-label therapeutic approaches to participate in our clinical trials.

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

μ-opioid receptor antagonists such as nalbuphine are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in future clinical trials despite demonstrating positive results in preclinical studies or earlier clinical trials. The results of our Phase 2 CANAL trial for the treatment of chronic cough in IPF may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or refractory chronic cough and the results of our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future clinical trial in prurigo nodularis. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, which is being developed by Nerre Therapeutics, inhaled IMID, which is being developed by Vicore, and ifenprodil, which is being developed by Algernon Pharmaceuticals. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of refractory chronic cough and unexplained chronic cough that might be used off-label to treat chronic cough in IPF.

If Haduvio is approved for the treatment of refractory chronic cough, we expect that it may compete with product candidates currently in clinical development for the treatment of refractory chronic cough such as gefapixant, which is being developed by Merck, camlipixant, which is being developed by GSK plc, sivopixant, which is being developed by Shionogi, ADX-629, which is being developed by Alderya, NTX-1175, which is being developed by Nocion, GDC-6599, which is being developed by Genentech, ifenprodil, which is being developed by Algernon, AX-8, which is being developed by Axalbion, and GABAB PAM, which is being developed by Addex Therapeutics.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which was also subject to approval by Irish authorities. On April 27, 2022, the High Court of Ireland confirmed the scheme of arrangement between Mallinckrodt, its creditors and its members under Irish law and ordered that the scheme of arrangement would become effective on the same date that the chapter 11 reorganization plan becomes effective. On June 16, 2022, Mallinckrodt announced that it had completed its reorganization process, emerged from chapter 11 bankruptcy proceedings and completed the Irish examinership proceedings. In August 2023, Mallinckrodt again filed for bankruptcy protection in the Bankruptcy Court and is seeking that court’s approval of a second chapter 11 reorganization plan. Mallinckrodt expects to complete its second bankruptcy in the fourth quarter of 2023. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filings and the associated reorganization plans may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented and may not be able to secure, maintain or successfully enforce necessary or desirable patent protection from those patent rights. We may not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we may license and therefore cannot guarantee that these patents and applications will be prosecuted in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors or other responsible third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or patent term adjustments, or PTA. If we, our licensors or any future partners, collaborators, licensors or licensees fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or any future partners, collaborators, licensors or licensees disagree or do not fully cooperate with us as to the prosecution, maintenance or enforcement of any patent rights, those patent rights could be compromised. We, our licensors and any future partners, collaborators, licensors and licensees may also fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to enforce our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, recent decisions, including by the U.S. Court of Appeals for the Federal Circuit, raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in IPF or refractory chronic cough or for the treatment of prurigo nodularis, or any other development program, satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

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

As of September 30, 2023, we had 25 employees. We may experience significant growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3, or the Prior Shelf Registration Statement. The Shelf Registration Statement was declared effective on August 15, 2023. In June 2023, we entered into a new sales agreement, or the New ATM Sales Agreement, with Leerink Partners and filed a prospectus under our Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the New ATM Sales Agreement. In accordance with the terms of the New ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. From time to time, we may offer and sell under the New ATM Sales Agreement common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. The extent to which we utilize the New ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of November 9, 2023, warrants issued to the Initial Private Placement Investor to purchase 6,000,000 shares of common stock remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of November 9, 2023, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of November 9, 2023, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 21,379,673 shares of common stock remained outstanding.

Finally, on September 27, 2022, we issued in the September 2022 Offering an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of November 9, 2023, all of the pre-funded warrants issued to purchasers in the September 2022 Offering remained outstanding.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the New ATM Sales Agreement or otherwise, by the private placement investors pursuant to the Initial Private Placement Form S-3, the Second Private Placement Form S-3 or the Third Private Placement Form S-3 or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

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

As part of our October 2021 Private Placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022, had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of

24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 35.8% of our common stock as of November 9, 2023. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

TREVI THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)