Form 10-K
period 2023-12-31
Trevi Therapeutics, Inc.
filed 2024-03-20
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market, was $105.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2024 was 68,960,167.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our clinical trials, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, or RCC, and our Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity as well as our human abuse potential, or HAP, study to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol;
•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in IPF and RCC and for the treatment of prurigo nodularis;
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

•
We do not yet have an open investigational new drug application, or IND, for chronic cough in IPF. We expect to have an active IND for our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity in the first half of 2024. Regulatory delays may affect the timing and costs of this trial as well as other trials in chronic cough in IPF and may affect our ability to complete the planned or ongoing trials with our existing cash resources.

•
The outcome of clinical trials may not be predictive of the success of later clinical trials. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in IPF, which we refer to as the Phase 2 CANAL trial, may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or other chronic cough indications such as RCC, and the results of our Phase 2b/3 clinical trial of Haduvio in patients with prurigo nodularis, which we refer to as our Phase 2b/3 PRISM trial, may not be predictive of the results of any future trial in prurigo nodularis.

•
We have experienced delays and difficulties in the enrollment of patients in our clinical trials in the past, including in our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial. If we experience delays or difficulties in the enrollment of patients in current or future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough with IPF, RCC and prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat chronic cough associated with IPF, RCC and prurigo nodularis, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.

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

•
The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study of Haduvio to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the U.S. Food and Drug Administration, or FDA, will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

•
Many currently approved μ-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We are conducting a HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a Risk Evaluation and Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and refractory chronic cough, or RCC.

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and µ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. The κ- and µ-opioid receptors are known to be critical mediators of cough and itch. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with µ-opioid agonists because it antagonizes, or blocks, the µ-opioid receptor. Haduvio’s dual mechanism of action targets opioid receptors located in both the central and peripheral nervous systems, each of which plays a role in modulating cough and the sensation of itch. We believe this makes Haduvio a promising potential therapy for the treatment of chronic cough in IPF and RCC.

To date, we have dosed over 1,100 patients with different doses of Haduvio, including healthy volunteers, patients with hepatic impairment, and patients with chronic, serious diseases such as uremic pruritus, prurigo nodularis and chronic cough in IPF.

Chronic Cough in IPF Program. IPF is a rare, chronic, progressive lung disease, characterized by scarring and thickening of lung tissue leading to an irreversible loss of lung function and reduced life expectancy. Most patients diagnosed with IPF suffer from a dry, non-productive chronic cough that interrupts their daily living and contributes to poor quality of life. Chronic coughing can have a debilitating physical and psychosocial burden, exacerbate concomitant respiratory disease, cause loss of sleep and reduce mobility. Cough may be an independent predictor of disease progression in IPF, and therefore we believe cough may contribute to the progression of the underlying disease.

Approximately 140,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have IPF. In addition, up to 85% of IPF patients are reported to suffer from chronic cough. These patients can cough up to 1,500 times per day. There are no approved therapies for the treatment of chronic cough in patients with IPF.

In September 2022, we announced positive data from the full set of patients in our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in IPF that we conducted at multiple sites in the United Kingdom. In total, 42 patients in the study received Haduvio. In the Phase 2 CANAL trial, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

In December 2023, we initiated our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in IPF. This trial is expected to be conducted at multiple sites in up to 11 countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio over six weeks as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. We expect the trial to enroll approximately 160 patients. The protocol for the Phase 2b CORAL clinical trial provides for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial are evaluable for the primary endpoint. The SSRE is expected to occur in the second half of 2024, and topline data from the full trial are expected to be available in the first half of 2025 assuming there are no adjustments made to the sample size.

We expect to have an active investigational new drug application, or IND, for a Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity in the first half of 2024. The objective for this clinical trial is to further characterize the safety of Haduvio in this specific patient population. Subject to agreement with the U.S. Food and Drug Administration, or FDA, and other international regulatory authorities, we intend to initiate this trial in 2024.

RCC Program. RCC affects up to 10% of the adult population and is defined as a persistent cough lasting more than eight weeks, despite treatment for an underlying condition. The RCC population is generally considered to also include those with unexplained chronic cough where no cough-associated conditions can be identified. RCC is related to biological changes in the central and peripheral nervous systems that lower the threshold of the cough reflex. It is highly disruptive and accompanied by a wide range of complications, ranging from urinary incontinence in females to sleep disruption and social embarrassment that causes significant social and economic burden for patients and those around them. When a cause for RCC is identifiable, it is most commonly asthma, gastroesophageal reflux disease, or GERD, non-asthmatic eosinophilic bronchitis, and upper airway cough syndrome or post-nasal drip. There are no approved therapies for RCC in the United States.

In November 2023, we initiated our Phase 2a clinical trial of Haduvio for RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial is a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of RCC. We are conducting this trial at multiple sites in the United Kingdom and Canada. The trial was designed to enroll approximately 60 adult patients. The primary endpoint of the study is a mean change in 24-hour cough frequency using an objective cough monitor in the overall population. Patients are randomized with a 1:1 stratification between those with 10-19 coughs/hour (moderate 24-hour cough frequency) and those with at least 20 coughs/hour (high 24-hour cough frequency). The trial will also explore secondary endpoints, including patient reported outcome measures for cough frequency and severity. We expect to report topline efficacy and safety data in the second half of 2024.

Human Abuse Potential. We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study follows a randomized, double-blind, active and placebo-controlled five way crossover design. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study is designed to utilize the selected dose and compare oral nalbuphine relative to IV butorphanol using the study metrics. We have completed the first part of the study. The FDA requested that we submit the data from the first part of the study in support of our IV butorphanol dose selection for their review and comment prior to commencing the second part of the study. We submitted this data to the FDA and the FDA agreed with the selected dose for IV butorphanol. We initiated dosing in the second part of the study in January 2024, and, as of March 11, 2024, the study was over 50% percent enrolled. We expect to report topline data from the study in the second half of 2024.

Prurigo Nodularis Program. Prurigo nodularis is an intensely pruritic dermatologic condition that constitutes a distinct dermatologic diagnosis. The core symptoms and criteria for diagnosis of prurigo nodularis are chronic pruritus. Chronic pruritus, defined as itching lasting longer than six weeks, causes a number of physical and psychological issues that can substantially impact patients’ daily well-being. The urge to scratch can be unbearable and the act of scratching can remove layers of skin and break the skin barrier, leading to bleeding and scarring and increasing the risk of infection. Chronic pruritus can also lead to trouble sleeping, resulting in loss of work productivity and increased anxiety and depression as patients struggle to maintain self-control. Chronic pruritus is a hallmark of many dermatologic and systemic diseases and is the predominant reason that patients with these diseases experience so much discomfort. A report published in the Journal of the American Academy of Dermatology estimated that up to 26% of the worldwide population will suffer from chronic pruritus at some point in their lives. According to the Global Pruritus Therapeutic Market Research Report issued in 2020, the market for pruritus therapeutics is expected to grow to $19.9 billion in 2026.

We have a development program for the use of Haduvio for the treatment of prurigo nodularis. In June 2022, we reported positive results in our Phase 2b/3 clinical trial of Haduvio in patients with prurigo nodularis, which we refer to as the Phase 2b/3 PRISM trial. The Phase 2b/3 PRISM trial was a randomized, double-blind, placebo controlled, two-arm treatment study that was designed to evaluate the safety and efficacy of Haduvio in patients with prurigo nodularis in the United States and Europe. In total we enrolled 353 patients in the study. In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

In October 2023, we reported the preliminary analysis of the 52-week data from the open-label extension portion of the Phase 2b/3 PRISM trial. Following the completion of the initial 14-week portion of the trial, patients were eligible to enroll into an additional 38-week open-label extension period during which all participants received Haduvio 162mg twice a day (BID). Post hoc analyses demonstrated continued reduction in mean Worst Itch Numerical Rating Scale for those participants who remained on Haduvio through 52 weeks. 151 patients completed the open-label extension portion of the trial, adding to the safety database for Haduvio. The safety data were generally consistent with the safety profile of Haduvio observed in the 14-week portion of the Phase 2b/3 PRISM trial and previous trials of Haduvio. Adverse events reported with a frequency greater than five percent in the 38-week open-label period included nausea, dizziness, vomiting, fatigue, and somnolence. Study discontinuation due to treatment-related adverse events occurred in 13% of patients during the 38-week open-label period, and serious adverse events, or SAEs, were reported for 13 patients, although only two of these events were considered potentially treatment related.

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency, or

EMA and a MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We may seek to enter into a strategic collaboration for the continued development of this program.

Prior to commencing our Phase 2b/3 PRISM trial, we had completed clinical trials in two distinct and serious pruritic conditions, uremic pruritus and prurigo nodularis, with over 400 patients treated with different doses of Haduvio in these trials. Uremic pruritus is a pruritic condition occurring in patients with chronic kidney disease typically receiving dialysis.

Our Strategy

We are focused on the development and commercialization of Haduvio for the treatment of chronic cough in IPF and RCC. The key elements of our strategy are:

•
Complete the clinical development of Haduvio for the treatment of chronic cough in IPF. In December 2023, we initiated our Phase 2b CORAL clinical trial of Haduvio for chronic cough in IPF. This Phase 2b clinical trial builds on the positive results from the Phase 2 CANAL clinical trial, which demonstrated a statistically significant reduction in daytime cough frequency by 75.1%, a 52.5% difference from placebo (p<0.0001). This trial is expected to be conducted at multiple sites in up to 11 countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio over six weeks as compared to placebo. We expect the trial to enroll approximately 160 patients and to report topline data in the first half of 2025, assuming there are no adjustments made to the sample size. We expect to have an active IND for our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity in the first half of 2024. The objective for this clinical trial is to further characterize the safety of Haduvio in this specific patient population. Subject to agreement with the FDA, and other international regulatory authorities, we intend to initiate this trial in 2024.
•
Complete the clinical development of Haduvio for the treatment of RCC. In November 2023, we initiated our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC. We are conducting the Phase 2a RIVER clinical trial of Haduvio to evaluate the safety and make an initial assessment of its efficacy in patients with RCC. We are conducting this trial in the United Kingdom and Canada. This trial uses a randomized, double-blind, placebo-controlled, two treatment period crossover design, which studies escalating doses of Haduvio over three weeks as compared to placebo. The primary endpoint is a mean change in cough frequency using an objective cough monitor. We expect the trial to enroll approximately 60 patients and to report topline data in the second half of 2024.
•
Determine next steps with respect to our prurigo nodularis program. In June 2022, we reported positive results in our Phase 2b/3 PRISM trial. We completed the open-label extension portion of the Phase 2b/3 PRISM trial in the first quarter of 2023. Haduvio was well-tolerated in the open label extension portion. Post hoc analyses demonstrated continued reduction in mean WI-NRS for those participants who remained on Haduvio through 52 weeks. We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA, an MAA to the EMA and an MAA to the MHRA for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We may seek to enter into a strategic collaboration for the continued development of this program.
•
Maximize the commercial potential of Haduvio. We have retained worldwide commercial rights for Haduvio. If Haduvio receives marketing approval from the FDA for chronic cough in IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. If Haduvio receives marketing approval from the FDA for other larger chronic conditions, such as RCC or prurigo nodularis, we may plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization, or seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

With respect to cough, κ- and µ-opioid receptors in the brain stem, lungs and the peripheral lung nerves are believed to be involved in mediating respiration and the cough reflex. While there are no approved opioid therapeutics for suppression of cough in humans, µ-agonist opioids have been used clinically to suppress cough. In addition, the mixed κ-agonist and µ-partial agonist butorphanol is approved and marketed for animals in a veterinary injection and tablet formulation for the relief of chronic non-productive cough and has been found to be 15 to 20 times more active in suppressing cough than either codeine or dextromethorphan. Further, in clinical trials, nalbuphine has demonstrated suppression of fentanyl-induced cough during anesthetic induction in patients.

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

Chronic Cough in IPF Program

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

Clinical Development

We have conducted a Phase 2 clinical trial of Haduvio for chronic cough in IPF. Following completion of the Phase 2 clinical trial described below, we had discussions with the FDA and other international regulatory authorities regarding the designs of the next clinical trials of Haduvio for the treatment of chronic cough in IPF. Based on these discussions and the results of our Phase 2 chronic cough in IPF trial, in December 2023, we initiated our Phase 2b CORAL trial of Haduvio for chronic cough in IPF. Subject to agreement with the FDA and other international regulatory authorities, we also intend to initiate a Phase 1b respiratory physiology trial of Haduvio in 2024.

Ongoing Phase 2b CORAL Clinical Trial

The Phase 2b CORAL clinical trial is a double-blind, randomized, placebo-controlled, parallel-arm trial evaluating three doses of Haduvio (27mg, 54mg and 108mg twice daily) against placebo in IPF patients with chronic cough. This trial is expected to be conducted at multiple sites in up to 11 countries. Approximately 160 IPF patients with chronic cough are expected to be randomized 1:1:1:1 to one of the three Haduvio doses or placebo for a period of six weeks, which includes an initial two-week titration to the target dose followed by four weeks of fixed dose administration. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The trial will also explore secondary endpoints, including patient reported outcome measures for cough, dyspnea, and quality of life. The protocol for the Phase 2b CORAL clinical trial provides for an SSRE analysis once approximately 50% of the patients in the trial are evaluable for the primary endpoint. The SSRE is expected to occur in the second half of 2024, and topline data from the full trial are expected to be available in the first half of 2025 assuming there are no adjustments made to the sample size.

Phase 1b Respiratory Physiology Clinical Trial

We expect to have an active IND for our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity in the first half of 2024. The objective for this clinical trial is to further characterize the safety of Haduvio in this specific patient population. Subject to agreement with the FDA and other international regulatory authorities, we intend to initiate this trial in 2024.

Next Steps

We expect that we will need to conduct a Phase 3 program to support the submission of an NDA to the FDA, an MAA to the EMA, and an MAA to the MHRA for Haduvio for the treatment of chronic cough in IPF, and subject to the results of the Phase 2b CORAL clinical trial and the planned Phase 1b trial, expect to request an end of Phase 2 meeting with the FDA following the Phase 2b CORAL trial in 2025. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our chronic cough in IPF program, including with respect to the conduct of any future Phase 3 clinical trials.

Phase 2 CANAL Clinical Trial

In September 2022, we announced positive data from our Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in IPF that we conducted at multiple sites in the United Kingdom. Patients were randomized into one of two treatment arms. The patients in the first treatment arm received Haduvio for three weeks, which period was followed by a two-week washout period and then a three-week treatment period during which they received placebo. The patients in the second treatment arm received placebo during the first three-week treatment period, followed by a two-week washout period, then received Haduvio during the second three-week treatment period. During the active treatment periods, Haduvio was studied over a dosing range starting at 27 mg once daily and titrated in steps to 162 mg twice daily. The primary efficacy endpoint of the trial was mean percent change in daytime cough frequency as measured by a cough monitor as compared in the Haduvio treatment periods and the placebo treatment periods. Secondary endpoints in the trial included assessments of fatigue, dyspnea or shortness of breath and cough frequency and severity.

In total, 42 patients in the trial received Haduvio. In the full subject data set, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The trial results comparing patients randomized to Haduvio or placebo showed that:

•
On the primary efficacy endpoint, Haduvio patients had a 75.1% reduction in daytime cough frequency at end of treatment period vs. study baseline compared to placebo patients who had a 22.6% reduction, a 52.5% placebo-adjusted change (p<0.0001);
•
Haduvio patients had a 76.1% reduction in 24-hour cough frequency at end of treatment period vs. study baseline compared to placebo patients who had a 25.3% reduction, a 50.8% placebo-adjusted change (p<0.0001);
•
In a post-hoc analysis, 97% of Haduvio patients had at least a 30% reduction in 24-hour cough frequency compared to 35% of placebo patients, signifying a clinically meaningful reduction in cough (p<0.0001);
•
Patients on Haduvio experienced a statistically significant improvement as measured by their patient reported outcomes compared to placebo over the three-week treatment period in the EXACT2: Cough Frequency Score (p=0.001) and Cough Severity Numerical Rating Scale (p=0.0001); and
•
Based on the Clinical Global Impression of Change rating measuring clinicians’ view of change since the start of the trial, 62% of Haduvio patients improved vs. baseline compared to 19% of placebo patients (p=0.01).

The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations. There were two SAEs reported during the trial, neither of which was considered by the investigator to be treatment related. Adverse events most commonly observed during the trial were nausea, fatigue, constipation, dizziness, somnolence, vomiting, headache, anxiety and depression.

RCC Program

Overview

RCC affects up to 10% of the adult population and is defined as a persistent cough lasting more than eight weeks, despite treatment for an underlying condition. RCC is related to biological changes in the central and peripheral nervous systems that lower the threshold of the cough reflex. It is highly disruptive and accompanied by a wide range of complications, ranging from urinary incontinence in females to sleep disruption and social embarrassment that causes significant social and economic burden for patients and those around them. The most common causes of RCC are asthma, GERD, non-asthmatic eosinophilic bronchitis, and upper airway cough syndrome or post-nasal drip, but there are also many cases of RCC in which no cough-associated conditions can be identified. There are no approved therapies for RCC in the United States.

Clinical Development

We are currently conducting our Phase 2a RIVER clinical trial evaluating Haduvio in RCC patients, which we initiated in November 2023.

The Phase 2a RIVER trial is a double-blind, randomized, placebo-controlled, two period crossover study evaluating the safety and efficacy of Haduvio in reducing chronic cough in RCC patients. Approximately 60 RCC patients are expected to be randomized with a 1:1 stratification between those with 10-19 coughs/hour (moderate 24-hour cough frequency) and those with at least 20 coughs/hour (high 24-hour cough frequency). Each treatment period will last 21 days, separated by a 21-day washout period, and patients on Haduvio will have the dose titrated from 27 mg once a day (QD) up to 108 mg twice a day (BID) across the 21-day dosing period. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at day 21 from treatment period baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The study will also explore secondary endpoints, including patient reported outcome measures for cough frequency and severity.

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

The pruritus associated with prurigo nodularis is generally considered to be one of the most severe and treatment-resistant forms of pruritus. In a retrospective study of 108 prurigo nodularis patients published in 2013 in the Journal of the European Academy of Dermatology and Venereology, patients rating their most severe itch over the prior 24 hours reported a median Worst Itch Numerical Rating Scale, or WI-NRS, score of eight and a mean and median duration of prurigo nodularis of 77.5 and 36 months, respectively. As illustrated in the diagram below, the WI-NRS is a patient-reported assessment on an 11-point scale from zero to 10 of the severity of the worst itch experienced in the last 24 hours, and scores of seven or more are considered to indicate severe itch.

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

Clinical Development

We have conducted a Phase 2 clinical trial and an open-label extension study of Haduvio in pruritus in patients with prurigo nodularis and a Phase 2b/3 clinical trial and an open-label extension study of Haduvio in patients with prurigo nodularis.

Phase 2b/3 PRISM Clinical Trial

In June 2022, we reported positive results in our Phase 2b/3 PRISM trial evaluating the safety and efficacy of Haduvio as compared to placebo in patients with pruritus associated with prurigo nodularis. The trial was a multicenter, randomized, double-blind trial conducted at approximately 70 sites in the U.S. and Europe. The trial enrolled a total of 353 adult patients who had prurigo nodularis. The patients were randomized across two treatment arms: either 162 mg of Haduvio or placebo, each administered twice daily. There were two dosing periods in the trial, both of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; followed by a 12 week fixed-dosing period. Following the initial 14-week treatment period, patients continued into another two-week blinded titration period during which patients from the placebo arm crossed over to active drug with a standard escalating titration schedule, while patients from the Haduvio arm remained at a stable dose of 162 mg twice daily. This blinded two-week period was followed by an open label extension providing for 36 weeks of stable dosing at 162 mg twice daily of Haduvio for all participants. The open label extension concluded with a final two-week off-treatment washout and safety observation period for all patients.

The primary endpoint of the trial was the proportion of patients reporting at least a four point improvement from baseline to with respect to their worst itch at week 14 as measured by WI-NRS scores. Key secondary endpoints include the mean changes from baseline to week 14 in WI-NRS scores and ItchyQoL scores and the differences in percentage of patients have a one category improvement in the percentage of pruriginous lesions with excoriations or crusts on the PAS at week 14. WI-NRS scores are patient-reported assessments on an 11-point scale from zero to 10 of the severity of the worst itch experienced in the last 24 hours. ItchyQoL scores are used to measure how pruritus impacts a patient’s quality of life.

Efficacy Results

In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The trial results comparing patients randomized to Haduvio (n=168) or placebo (n=176) showed that:

•
25% of Haduvio patients evaluated at week 14 met the primary endpoint of a four point reduction in WI-NRS from baseline compared to 14% of placebo patients (p=0.0157);
•
Haduvio patients experienced significantly greater improvements in ItchyQoL vs. placebo (p=0.0002) at week 14, which was statistically significant across each of the three domains (symptoms, functional limitations, and emotions). ItchyQoL is used to measure how pruritus impacts a subject’s quality of life;
•
55% of Haduvio patients had at least a one category improvement in the five point scale in their Prurigo Activity Scale (PAS) (pruriginous lesions with excoriations), vs. 38% on placebo (p=0.006) as evaluated at week 14;
•
Haduvio patients experienced significantly greater improvements in PROMIS sleep disturbance short form 8a vs. placebo (p=0.0002) at week 14, which was statistically significant as early as week six.

Safety Results

In the Phase 2b/3 PRISM trial, the safety results were generally consistent with the known safety profile of Haduvio from previous trials. During the double-blind titration period (weeks one to two), treatment-emergent adverse events, or TEAE, were more common in the Haduvio-treated patients (66.1%) vs. placebo-treated patients (31.3%). During the 12-week fixed-dose period, the occurrence of TEAEs were generally similar between Haduvio and placebo groups (48% Haduvio, 45% placebo). Discontinuations during the 14 weeks of the trial were 36.9% in Haduvio-treated patients vs. 19.3% in placebo-treated patients. During the 14-week double-blind portion of the Phase 2b/3 PRISM trial, eight patients on Haduvio and six patients on placebo experienced at least one treatment emergent SAE. None of the SAEs were considered by the investigator to be treatment-related. Adverse events most commonly observed with Haduvio were nausea, dizziness, headache, and constipation.

Open-Label Extension

We completed an open-label extension study of our Phase 2b/3 PRISM clinical trial in the first quarter of 2023. Patients who completed the initial 14-week portion of the Phase 2b/3 PRISM clinical trial were able to enroll in the 38-week open-label extension study during which all participants received Haduvio 162mg twice a day (BID). Haduvio was well-tolerated in the open label extension study. Preliminary results from post hoc analyses demonstrated continued reduction in mean WI-NRS for those participants who remained on Haduvio through 52 weeks. Adverse events reported with a frequency greater than five percent in the 38-week open-label period included nausea, dizziness, vomiting, fatigue, and somnolence. Study discontinuation due to adverse events occurred in 13% of patients during the open-label period, and SAEs were reported for 13 patients, although only two of these events were considered potentially treatment related. There were no deaths reported in the study.

Next Steps

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA, a MAA to the EMA, and an MAA to the MHRA for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We may seek to enter into a strategic collaboration for the continued development of this program.

Phase 2 Clinical Trial

We completed a Phase 2 clinical trial in August 2016 evaluating the safety and efficacy of Haduvio as compared to placebo in patients with pruritus associated with prurigo nodularis. The trial was a multicenter, randomized, double-blind trial conducted at eight sites in the U.S. and Europe. The trial enrolled a total of 63 adult patients who had prurigo nodularis for at least six weeks and seven day mean WI-NRS scores of at least five, indicating moderate to severe pruritus. The patients were randomized across three treatment arms: either 162 mg or 81 mg of Haduvio or placebo, each administered twice daily. The baseline seven-day mean WI-NRS scores for the three treatment arms were comparable: 8.05 for the 162 mg arm, 8.46 for the 81 mg arm and 7.96 for the placebo arm.

The primary endpoint of the trial was the proportion of patients reporting at least a 30% reduction from baseline to week 10 in seven-day mean WI-NRS scores. We refer to these patients as 30% responders. Key secondary endpoints included:

•
mean change in seven-day mean WI-NRS scores from baseline to week 10;
•
the proportion of patients reporting at least a 50% reduction in seven day mean WI-NRS score from baseline to week 10, whom we refer to as 50% responders, which reduction was comparable to a four point reduction in WI-NRS score, the primary efficacy endpoint for our Phase 2b/3 PRISM trial, for patients in the 162 mg arm due to such patients having a mean baseline WI-NRS score of 8.05; and
•
mean change from baseline to week 10 in total ItchyQoL score, a 22-question assessment using a severity scale of one to five that measures how pruritus affects patients’ quality of life based on symptoms related to the pruritic condition, their functional limitations, their emotions and observations about their skin disease.

Efficacy Results

The following table summarizes the outcomes of the trial at week 10 for the primary endpoint and key secondary endpoints. The table below also includes results from a post hoc analysis of the 50 patients who completed the 10 week course of treatment, who we refer to as completers. We believe this post hoc analysis provides informative data as it eliminates the effects of patient discontinuations. With the small number of patients enrolled in the trial, the number of patients discontinuing treatment prior to the end of the trial had a substantial impact on the results, even though the number of discontinuations was small in absolute terms. Approximately 75% of the discontinuations in the Haduvio arms occurred in the titration period among patients who had not reached the target dose of Haduvio. During the trial, the discontinuation rate declined as enrollment progressed, which we believe was due to trial sites and investigators gaining experience with Haduvio and the trial.

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

(4) Primary endpoint of the trial.

In the trial, a significantly greater number of patients reported improvement in WI-NRS with 50% of the completers in the 162 mg arm reported at least a 50% reduction in WI-NRS score from baseline, as compared to 20% of the completers in the placebo arm (p=0.028), although this analysis was not powered for statistical significance. Importantly, the patients in the 162 mg arm had a mean baseline WI-NRS score of 8.05; therefore a 50% reduction in WI-NRS score from baseline for patients in this arm was comparable to a four point reduction in WI-NRS score, the primary efficacy endpoint of our ongoing Phase 2b/3 PRISM trial. While the primary endpoint of the trial demonstrated a numerical but not statistically significant difference in the 162 mg arm, we believe the results for the key secondary endpoint of the proportion of patients reporting at least a 50% reduction in WI-NRS score from baseline, and the post hoc analysis, allow us to better understand the response of patients with prurigo nodularis to Haduvio and indicate that responders to Haduvio took the higher dose (162 mg) for longer (completers) and had a greater reduction in WI-NRS.

Safety Results

Haduvio was well tolerated in the trial. No SAEs were assessed as related to Haduvio. Two patients experienced SAEs that were assessed as unlikely to be related to Haduvio, including one patient in the Haduvio 81 mg arm of the trial whose SAEs occurred in connection with a car accident and one patient in the placebo arm with acute myeloid leukemia by bone marrow who experienced leukocytosis. The majority of treatment emergent adverse events, or TEAEs, occurred during the titration period. During the titration period, 73% of Haduvio-treated patients experienced one or more adverse events, as compared to 46% of patients receiving placebo.

The following table summarizes the most common TEAEs experienced by patients in the trial, indicating the percentage of the modified intention to treat, or mITT, population of each arm that reported each such TEAE, subdivided by the grade of the reported TEAEs. Grade refers to the severity of the TEAE, with grade 1 TEAEs generally including mild or asymptomatic conditions or clinical or diagnostic observations only, grade two TEAEs generally including moderate events or minimal, local or noninvasive intervention events and grade three TEAEs generally including severe or medically significant events that are not immediately life-threatening, events requiring hospitalization or prolongation of hospitalization or disabling events. There were no grade four or grade five TEAEs reported in the trial, which would generally include life-threatening or urgent intervention events and deaths. Patients were able to report multiple TEAEs and, as a result, the percentages specified below for each arm or grade do not necessarily represent the percentage of patients in the arm that experienced any TEAE or any grade of any TEAE.

TEAE	Haduvio 162 mg (n=18)			Haduvio 81 mg (n=22)			Placebo (n=22)
Grade	1	2	3	1	2	3	1	2	3
Dizziness	28%	11%	—	14%	9%	—	5%	—	—
Nausea	17%	22%	—	9%	9%	—	5%	—	—
Headache	11%	17%	—	9%	18%	—	5%	5%	—
Fatigue	11%	—	—	14%	5%	5%	—	—	—

Open-Label Extension Study

We completed a one year open-label extension study of our Phase 2 clinical trial in patients with prurigo nodularis in July 2017. Patients who completed the Phase 2 clinical trial were able to enroll in the extension study following a safety washout period.

Haduvio was well-tolerated in the open-label extension study. The most frequent adverse events related to study drug were nausea and dizziness, which were reported in seven patients (19%) each, and fatigue, which was reported in six patients (17%). There were no treatment emergent SAEs reported that were considered related to study drug and the majority of adverse events were grade one or grade two in severity. There were no deaths reported in the study.

Other Ongoing Haduvio Development Work

Human Abuse Potential Study

We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to IV butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study follows a randomized, double-blind, active and placebo-controlled five-way crossover design. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study is designed to utilize the selected dose and compare oral nalbuphine relative to IV butorphanol using the study metrics. We have completed the first part of the study. The FDA requested that we submit the data from the first part of the study in support of our IV butorphanol dose selection for their review and comment prior to commencing the second part of the study. We submitted this data to the FDA and the FDA agreed with the selected dose for IV butorphanol. We initiated dosing in the second part of the study in January 2024, and as of March 11, 2024, the study was over 50% enrolled. We expect to report topline data from the study in the second half of 2024.

Hepatic Impairment Study

We previously conducted a Phase 1b clinical trial in patients with chronic liver disease to evaluate the safety and pharmacokinetics, or PK, of Haduvio in this population. This trial was designed as an open-label, non-randomized, parallel-group, single and multiple ascending dose PK trial in patients with mild, moderate and severe hepatic impairment. We completed the single ascending dosing portion of this trial in patients with mild, moderate and severe hepatic impairment and there were no SAEs reported in the trial. We intend to use the data from the hepatic impairment study to support an NDA submission for Haduvio.

We also anticipate conducting additional standard PK, pharmacodynamic and other studies as needed to support marketing applications for regulatory approval in the U.S. and Europe.

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

Chronic Cough in Idiopathic Pulmonary Fibrosis

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, and ifenprodil, a NMDA receptor antagonist, which is being developed by Algernon Pharmaceuticals. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of RCC and unexplained chronic cough that might be used off-label to treat chronic cough in IPF.

RCC

If Haduvio is approved for the treatment of RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of RCC, such as gefapixant, a P2X3 antagonist, which is being developed by Merck, however, in December of 2023, the FDA issued a complete response letter to Merck, which concluded that Merck’s application did not meet substantial evidence of effectiveness for treating RCC and unexplained chronic cough. On December 20, 2023, Merck announced that it is reviewing the FDA’s feedback to determine next steps. Other product candidates that are currently in development for the treatment of RCC include camlipixant, a P2X3 antagonist, which is being developed by GSK plc, NTX-1175, a charged sodium channel blocker, which is being developed by Nocion, GDC-6599, a TRPA1 antagonist, which is being developed by Genentech, ifenprodil, a NMDA receptor antagonist, which is being developed by Algernon Pharmaceuticals, AX-8, a TRPM8 antagonist, which is being developed by Axalbion, and GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics.

We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat chronic cough, including opioids, proton-pump inhibitors, and neuromodulators.

Prurigo Nodularis

We are developing Haduvio for the treatment of prurigo nodularis. There are many products that are used to help manage prurigo nodularis with which we expect that Haduvio would compete if it is approved in this indication. If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with Dupixent (dupilumab), an injectable prescription medicine which was jointly developed by Sanofi and Regeneron, which is approved in the U.S., E.U., Japan, and China for the treatment of adults with moderate-to-severe prurigo nodularis. We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral janus kinase, or JAK, receptor inhibitors, and oral or injectable antihistamines. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; povorcitinib, an oral small molecule targeting the JAK 1 receptor being developed by Incyte; ruxolitinib cream, a topical therapy targeting the JAK 1/JAK 2 receptor being developed by Incyte; and barzolvolimab (CDX-0159), a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

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

License Agreements

Exclusive License Agreement with Endo Pharmaceuticals

In May 2011, we entered into an agreement with Penwest Pharmaceuticals Co., which subsequently merged into its parent, Endo Pharmaceuticals Inc., or Endo, for an exclusive, worldwide, sublicensable license under certain patent rights and know-how controlled by Endo to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

Under the license agreement, we paid Endo a non-creditable, non-refundable upfront license fee. We may also become obligated to make milestone payments to Endo of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, and $0.8 million, which would become due upon the marketing approval of a licensed product in the U.S., and to pay royalties based on net sales of the licensed products by us, our affiliates and sublicensees. In addition, we are obligated to pay Endo a low-to-mid double-digit percentage of certain income we receive from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Both we and Endo have the right to terminate the agreement if the other party materially breaches the agreement and fails to cure the breach within specified cure periods. Endo also has the right to terminate in the event we undergo specified bankruptcy, insolvency or liquidation events. We have the right to terminate the agreement at our convenience at any time on 180 days’ notice to Endo. Additionally, if we or any of our sublicensees challenge the validity or enforceability of any licensed patent rights covering a licensed product, and that challenge is not terminated within a specified period, the agreement will immediately terminate and all licenses granted under the agreement shall be revoked.

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

Commercial Operations

We have retained worldwide commercial rights for Haduvio. If Haduvio receives marketing approval from the FDA for chronic cough in IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. If Haduvio receives marketing approval from the FDA for other larger chronic conditions, such as RCC or prurigo nodularis, we may plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization, or seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

As of December 31, 2023, we owned five U.S. patents, 11 foreign patents and multiple pending U.S. and foreign patent applications that include claims relating to methods of use of Haduvio, including a U.S. patent covering the use of Haduvio for the treatment of chronic cough in IPF. The issued patents expire between 2032 and 2039 and the patent applications, if issued as patents, would expire between 2032 and 2041.

In addition, we are party to an exclusive license agreement with Endo under which we have licensed patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including Haduvio. As of December 31, 2023, the intellectual property in-licensed under this agreement included six U.S. patents and four foreign patents, which include granted European patent rights that have been validated in various European Union, or E.U., member states. The licensed patents from Endo include claims relating to the formulation of Haduvio. These patents expire between 2026 and 2029.

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
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with current good clinical practices, or cGCP;
•
preparation and submission to the FDA of an NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacturing and controls, or CMC, for the product candidate and proposed labelling for one or more proposed indication(s);
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
•
satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with cGCPs and the integrity of clinical data in support of the NDA;
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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research patients will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. The FDA may also place a hold or partial hold on a clinical study based on CMC issues involving the investigational product. In either case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical investigations are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to the FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies. In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB, which must operate in compliance with FDA regulations, must review and approve, among other things, the study protocol and informed consent information to be provided to study patients. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product candidate to human patients under the supervision of a qualified investigator in accordance with cGCP requirements which include, among other things, the requirement that all research patients provide their informed consent in writing before they participate in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the product candidate’s PK and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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

In December 2022, with passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for cGCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such trials are typically referred to as post-approval or post-marketing clinical trials. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of FDA approval for products.

Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with cGCP and the integrity of the clinical data submitted.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the long delay of the Department of Health and Human Services, or HHS, in issuing final implementing regulations, the FDA issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with cGCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. cGCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or, if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with cGCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as an end of Phase 2 meeting, or EOP2 meeting. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, and have failed to seek or obtain a deferral or deferral extension. Unless otherwise required by regulation, the pediatric data requirements generally do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the U.S. for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the U.S. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2024 is $4,048,695 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2024 is $416,734. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses.

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

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP and the integrity of the data submitted in support of the application. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

Priority Review. A product candidate is eligible for Priority Review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of Priority Review applications within six months as opposed to 10 months for standard review.

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

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or biologics license application, or BLA, after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. To reach this determination, the FDA reviews an application to determine, among other things, whether the product is safe and effective for its intended use. The FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the PIE Act explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In order for an abbreviated new drug application, or ANDA, to be approved, the FDA must find that the generic version is identical to the reference listed drug, or RLD, with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or regulatory exclusivity for drug products. This six month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for a similar product.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, thus complicating compliance efforts.

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

In March 2010, the U.S. Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to four percent.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed an action challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the action. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation patients drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Federal and State Data Privacy and Security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the healthcare industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them.

Our clinical trials will be regulated by HIPAA’s Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in E.U. Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the E.U. and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the E.U. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the E.U., or E.U. Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the E.U. Member States and the public.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all E.U. Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned. However, overall related timelines will be defined by the CTR.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the E.U. Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different E.U. Member States, the competent authorities in each of these E.U. Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

As in the U.S., clinical trial information must be posted in the E.U. at the E.U. Clinical Trials Register.

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

Marketing Authorization

To obtain a marketing authorization for a product under E.U. regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the E.U. Member States (either a decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the E.U., sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area, or the EEA (i.e. the E.U., as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may also be used in certain other cases at the request of the sponsor. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

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

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the E.U. Member States of the marketing authorization of a medicinal product by the competent authorities of other E.U. Member States. The holder of a national marketing authorization may submit an application to the competent authority of an E.U. Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another E.U. Member State.

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

The U.K.s withdrawal from the E.U., which is sometimes referred to as Brexit, took place on January 31, 2020. The E.U. and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. This agreement focused primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. The E.U. and the U.K. formed two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland continued to broadly follow E.U. laws as further described below. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continued to be subject to E.U. rules under the Northern Ireland Protocol.

On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization, or MA, will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the E.U.-U.K. Joint Committee on March 24, 2023, so the U.K. government and the E.U. will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), (or the HMR), is the primary legal instrument for the regulation of medicines in the U.K. The HMR has incorporated into the domestic law the body of E.U. law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the E.U.

E.U. laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained E.U. law”. However, new legislation such as the CTR will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining E.U.-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the U.K. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the E.U., including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the E.U., including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or four percent of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data patients and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S.

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the E.U.-U.S. Data Privacy Framework, which would serve as a replacement to the E.U.-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the E.U.-U.S. Data Privacy Framework in December 2022, and has now adopted an adequacy decision to permit data transfers from the E.U. to the U.S. going forward. This development permits data transfers under the E.U.-U.S. Data Privacy Framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The continuing uncertainty around this issue may further impact our business operations in the E.U. We may, however, incur liabilities, expenses, costs, and other operational losses under the GDPR and the laws of applicable E.U. Member States and the U.K. privacy laws in connection with any measures we take to comply with them.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 25 employees, with 15 employees engaged in research and development and the remaining 10 engaged in general management and administration, including finance and commercial. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $29.1 million and $29.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $239.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, or RCC, and the second part of our human abuse potential, or HAP, study, and our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;
•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in IPF, or RCC and/or for the treatment of prurigo nodularis or for any future product candidate that successfully completes clinical trials, if any;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize Haduvio for the treatment of chronic cough in IPF, we may be required, at a minimum, to successfully complete two additional Phase 3 clinical trials prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2023 and 2022, we used net cash of $31.7 million and $28.2 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of December 31, 2023, our cash, cash equivalents and marketable securities were $83.0 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•
conduct our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF;
•
conduct our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
conduct our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC; and
•
conduct the second part of our HAP study to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol.

In addition, we may incur additional expenses:

•
if we determine to conduct an additional clinical trial of Haduvio for the treatment of prurigo nodularis; and

•
if we acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials.

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in IPF, for RCC or for prurigo nodularis, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial in RCC, the second part of our HAP study, and our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as a potential Thorough QT, or TQT, study;
•
the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in IPF and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis, or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in IPF or RCC or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We expect our expenses to increase substantially in connection with our planned operations, particularly as we:

•
conduct our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF;
•
conduct our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
conduct our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC; and
•
conduct the second part of our HAP study to further characterize the abuse potential of oral nalbuphine.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in IPF and RCC. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced programs are the development of Haduvio for the treatment of chronic cough in IPF and RCC. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in IPF or RCC are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in IPF and RCC will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we are conducting and plan to conduct for the treatment of chronic cough in IPF, one of which is subject to the submission and clearance by the FDA of an IND, and RCC;
•
completing the second part of our HAP study;
•
completing other supportive clinical studies such as potential studies of physical dependence and TQT;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in IPF and RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. Additionally, Haduvio has not been approved in any indication. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. or outside the U.S. (with the exception of Japan and Switzerland) for the treatment of RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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
•
the number of patients required for clinical trials may be larger than we anticipate, as we experienced with the increase of the target number of enrolled patients for our Phase 2b/3 PRISM trial from 240 to 360 patients as a result of the sample size re-estimation analysis;
•
subject enrollment in clinical trials may be slower than we anticipate or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
•
the cost of planned clinical trials may be greater than we anticipate, such as if we are required to add additional sites, increase the target number of enrolled patients or use additional incentive strategies to address site activation and enrollment;
•
our clinical trial sites may not have adequate staff and resources to support our trials on a timely basis;
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
•
the supply or quality of drug substance for our product candidates or the manufactured product candidate or other materials or drug substances necessary to conduct clinical trials of the product candidate may be insufficient, inadequate or not available at an acceptable cost or we may experience interruptions in supply, such as the difficulties we had in obtaining supply of IV butorphanol, the comparator drug in our HAP study;
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

Similarly, the regulatory landscape related to clinical trials in the E.U. recently evolved. The E.U. Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each Member State of the E.U., or E.U. Member State, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all Member States concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision per Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all Member States concerned, and a separate assessment by each Member State with respect to specific requirements related to its own territory, including ethics rules. Each Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the CTA is approved, clinical study development may proceed. If we are not able to address these changes in existing requirements or the adoption of new requirements or policies governing clinical trials or there are difficulties with the implementation of the CTR process, our development plans may be impacted.

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of Haduvio or any future product candidates, which would likely prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of Haduvio or any future product candidate we must demonstrate through lengthy, complex and expensive clinical trials that the product candidate is both safe and effective for use in the target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. It is possible that even if Haduvio or any future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, our Phase 2 clinical trial of Haduvio for the treatment of prurigo nodularis failed to meet its primary endpoint and the number of patients who discontinued treatment prior to the end of the trial had a substantial impact on the results. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of Haduvio or any future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, Haduvio or any future product candidate or mistakenly believe that Haduvio or any future product candidate is toxic or not well tolerated when that is not the case after the clinical evaluation is completed. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face setbacks as we continue our clinical development of Haduvio and develop any other product candidates. It is also possible that any of our development programs could be placed on full or partial clinical hold by regulatory authorities at any point, which would delay and possibly prevent further development of those programs.

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

Although the primary endpoint in our future clinical trials of Haduvio for the treatment of chronic cough in IPF and RCC will be measured using an objective cough monitor, we have PRO instruments as secondary endpoints that may need to validate a supportive PRO instrument of the primary endpoint. There is not currently a validated PRO instrument that has been accepted for chronic cough indications.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in IPF and RCC and for the treatment of prurigo nodularis is dependent upon our ability to enroll a sufficient number of patients with these severe conditions. We experienced delays and difficulties in the enrollment of patients in our clinical trials, including our Phase 2 CANAL trial and our Phase 2b/3 PRISM trial, which delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, RCC or prurigo nodularis, and patients are generally only able to enroll in a single trial at a time. No therapies have been approved in the U.S. or Europe for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. or outside the U.S. (with the exception of Japan and Switzerland) for the treatment of RCC. However, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials. For example, patients may use Dupixent (dupilumab), an injectable prescription medicine, that was approved by the FDA for the treatment of prurigo nodularis in September 2022 or various treatments off-label for the treatment of prurigo nodularis, such as antihistamines or gabapentin; these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of Dupixent or any off-label therapeutic approaches to participate in our clinical trials.

Any inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for Haduvio or any future product candidate, delay or halt the development of and approval processes for such product candidate and jeopardize our ability to commence sales of and generate revenues from such product candidate, any of which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Adverse events or undesirable side effects caused by, or other unexpected properties of, Haduvio or any future product candidate may be identified during development and could delay or prevent the marketing approval or limit the use of Haduvio or any future product candidate.

Adverse events or undesirable side effects caused by or other unexpected properties of, Haduvio or any future product candidate could cause us, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of such product candidate and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. We cannot be certain that serious adverse events will not occur in future clinical trials, which could cause the FDA or comparable foreign regulatory authorities to interrupt, delay or halt clinical trials of such product candidate, approve a more restrictive label than we desire or delay or deny regulatory approval.

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

Many currently approved μ-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While Haduvio has a μ-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of μ-opioids. We are conducting a HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the trial indicates that Haduvio does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of Haduvio. We cannot predict whether a REMS program would be required as part of FDA approval of Haduvio and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of Haduvio, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize Haduvio. Furthermore, risks of Haduvio that are not adequately addressed through a proposed REMS program for Haduvio may also prevent or delay any approval for commercialization.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in future clinical trials despite demonstrating positive results in preclinical studies or earlier clinical trials. The results of our Phase 2 CANAL trial for the treatment of chronic cough in IPF may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or RCC, and the results of our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis may not be predictive of the results of any future clinical trial in prurigo nodularis. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio receives marketing approval from the FDA for chronic cough in IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. If Haduvio receives marketing approval from the FDA for other larger chronic conditions, such as RCC or prurigo nodularis, we may plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization, or seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, and ifenprodil, a NMDA receptor antagonist, which is being developed by Algernon Pharmaceuticals. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of RCC and unexplained chronic cough that might be used off-label to treat chronic cough in IPF.

If Haduvio is approved for the treatment of RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of RCC such as gefapixant, a P2X3 antagonist, which is being developed by Merck, however, in December of 2023 the FDA issued a complete response letter to Merck which concluded that Merck’s application did not meet substantial evidence of effectiveness for treating RCC and unexplained chronic cough. On December 20, 2023, Merck announced that it is reviewing the FDA’s feedback to determine next steps. Other product candidates that are currently in development for the treatment of RCC include camlipixant, a P2X3 antagonist, which is being developed by GSK plc, NTX-1175, a charged sodium channel blocker, which is being developed by Nocion, GDC-6599, a TRPA1 antagonist, which is being developed by Genentech, ifenprodil, a NMDA receptor antagonist, which is being developed by Algernon Pharmaceuticals, AX-8, a TRPM8 antagonist, which is being developed by Axalbion, and GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics.

We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat chronic cough, including opioids, proton-pump inhibitors, and neuromodulators.

If Haduvio is approved for the treatment of prurigo nodularis, we expect that it would compete with Dupixent (dupilumab), an injectable prescription medicine which was jointly developed by Sanofi and Regeneron, which is approved in the U.S., E.U., Japan, and China for the treatment of adults with moderate-to-severe prurigo nodularis. We also expect that Haduvio would compete with a number of therapeutics that are used off-label to treat prurigo nodularis, including anti-itch creams and emollients, oral janus kinase, or JAK, receptor inhibitors, and oral or injectable antihistamines. Patients may also try gabapentin and Lyrica (pregabalin), which are prescription medicines approved for the treatment of seizures and neuropathic pain, naltrexone and UVB light therapy. We also expect that Haduvio might compete with product candidates currently in clinical development in this indication, including nemolizumab, an anti-interleukin-31 receptor A humanized monoclonal antibody being developed by Galderma; povorcitinib, an oral small molecule targeting the JAK 1, receptor being developed by Incyte; ruxolitinib cream, a topical therapy targeting the JAK 1/JAK 2 receptor being developed by Incyte; and barzolvolimab (CDX-0159), a humanized monoclonal antibody targeting the KIT receptor being developed by Celldex Therapeutics. In addition, a number of other product candidates are currently in clinical development to treat other pruritic conditions and Haduvio, if approved for the treatment of prurigo nodularis could face competition from these product candidates, including difelikefalin, an oral kappa opioid receptor agonist being developed by Cara Therapeutics that is initiating Phase 3 clinical trials for chronic pruritus in patients with atopic dermatitis, and in Phase 2 clinical trials for chronic kidney disease, chronic liver disease and notalgia paresthetica.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which was also subject to approval by Irish authorities. On April 27, 2022, the High Court of Ireland confirmed the scheme of arrangement between Mallinckrodt, its creditors and its members under Irish law and ordered that the scheme of arrangement would become effective on the same date that the chapter 11 reorganization plan becomes effective. On June 16, 2022, Mallinckrodt announced that it had completed its reorganization process, emerged from chapter 11 bankruptcy proceedings and completed the Irish examinership proceedings. In August 2023, Mallinckrodt again filed for bankruptcy protection in the Bankruptcy Court and is seeking that court’s approval of a second chapter 11 reorganization plan. On October 10, 2023, the Bankruptcy Court confirmed Mallinckrodt’s plan of reorganization. On November 14, 2023, Mallinckrodt emerged from bankruptcy. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filings and the associated reorganization plans may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

While we have not entered into any collaborations to date, we may seek to establish one or more collaborations for the development and commercialization of Haduvio or any future product candidate. Potential collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic research institutions. If Haduvio receives marketing approval from the FDA for chronic cough in IPF, we plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization targeting pulmonologists who specialize in IPF. If Haduvio receives marketing approval from the FDA for other larger chronic conditions, such as RCC or prurigo nodularis, we may plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales organization, or seek to enter into a strategic alliance for commercialization for such indication or indications. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

In addition, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications and the maintenance, enforcement or defense of our issued patents.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis, or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

We intend to pursue FDA approval of Haduvio for the treatment of chronic cough in IPF under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the sponsor and for which the sponsor has not received a right of reference, which could expedite the development program for Haduvio by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) or similar regulatory pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Haduvio for the treatment of chronic cough in IPF and any future product candidates and complications and risks associated with these product candidates, would likely increase significantly. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

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

The FDA may also require that NDA submissions for our product candidates include pediatric data. Under the Pediatric Research Equity Act, an NDA, BLA or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. The applicable legislation in the E.U. also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the E.U., we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

The FDA will not accept foreign study data as support for an application for marketing approval unless the study satisfies certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with cGCPs. The FDA must be able to validate the data from the trial, including, if necessary, through an onsite inspection. The trial population must also have a similar profile to the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the U.S. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from any trial that we conduct outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of Haduvio or the applicable future product candidate.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the E.U., commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and E.U. Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to E.U. rules. The U.K. and E.U. have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the E.U. pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in IPF or RCC, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of prurigo nodularis, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of pruritus generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, or the HHS, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that the FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that the FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Court of Appeals’ decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the Court of Appeals’ decision.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

In addition, disruptions may result that are similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the litigation. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 1, 2032.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

Further, the legislation patients drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the E.U., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the E.U., the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

In addition, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

New laws also are being considered at the state level. Most prominently, in California, the California Consumer Protection Act, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, establishes a privacy framework for covered businesses by creating an expansive definition of personal information, establishing data privacy rights for consumers and employees in the State of California, imposing special rules on the collection of consumer data from minors, and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CPRA created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. While clinical trial data is currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research patients, relationships with business partners and ultimately the marketing and distribution of our products.

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

Our computer systems, as well as those of our CROs and other third-party contractors and consultants, are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business and development programs, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of preclinical studies or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data. To the extent any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of personal, confidential or proprietary information, we could also incur liability, our competitive position could be harmed and the development of Haduvio or any future product candidate could be significantly delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial patients and employees, in our data centers and on our networks or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Additionally, the risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our future products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book.

Manufacturers may seek approval of generic versions of reference-listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains an active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our product candidates are approved, even if we still have patent protection for such product candidates. Competition that any such product candidates of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we may make in those product candidates.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If any of our vendors experiences an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

As of December 31, 2023, we had 25 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

On March 16, 2022, we received a letter from the Staff indicating that, as a result of an increase in our stock price, we had regained compliance with the Bid Price Requirement as of such date.

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

In addition, inflation and interest rate increases and other factors have negatively affected, and may in the future negatively affect, the stock market and investor sentiment. The price and volatility of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during such times of market uncertainty and instability.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3, or the Prior Shelf Registration Statement. The Shelf Registration Statement was declared effective on August 15, 2023. In June 2023, we entered into a new sales agreement, or the 2023 ATM Sales Agreement, with Leerink Partners and filed a prospectus under our Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, our prior ATM sales agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under our prior ATM sales agreement. From time to time, we may offer and sell under the 2023 ATM Sales Agreement common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. The extent to which we utilize the 2023 ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of March 20, 2024, warrants issued to the Initial Private Placement Investor to purchase 6,000,000 shares of common stock remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of March 20, 2024, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of March 20, 2024, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 17,282,760 shares of common stock remained outstanding.

Finally, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of March 20, 2024, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 13,270,983 shares of common stock remained outstanding.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the 2023 ATM Sales Agreement or otherwise, by the private placement investors pursuant to the Initial Private Placement Form S-3, the Second Private Placement Form S-3 or the Third Private Placement Form S-3 or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 17,282,760 shares of common stock remained outstanding as of March 20, 2024. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 13,270,983 shares of common stock remained outstanding as of March 20, 2024.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 24.9% of our common stock as of March 20, 2024. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of $186.9 million and federal research and development tax credit carryforwards of $6.2 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating loss and research and development tax credit carryforwards to offset future taxable income. We previously completed a Section 382 analysis, and due to multiple historical ownership changes, all of our net operating loss carryforwards as of December 31, 2022, and research and development tax credits were subject to limitation. If a further ownership change occurs, our ability to use our tax attributes might be further limited. In addition to potential Section 382 limitations, there are other factors that might limit the availability of our tax attributes. For example, we have not conducted a detailed research and development tax credit analysis to document whether our historical business activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the IRC. The Tax Act, as amended by the CARES Act, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for such losses (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years in the case of expenditures attributable to foreign research.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded companies. The 1% excise tax generally applies to any acquisition of stock by a publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the Tax Act, the IRA, and such additional legislation is and continues to be forthcoming and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the IRA, and such additional legislation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program and information technology function and are designed to help protect our information assets and operations from cyber threats, protect employee and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, and routine review of our operations to identify risks and enhance our practices. We engage certain external parties, including consultants and computer security firms, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers when engaging them in order to help protect us from any related vulnerabilities.

Our board of directors does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

The audit committee of our board of directors provides direct oversight over cybersecurity risk and provides updates to the board of directors regarding such oversight. The audit committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

We have also established a Cybersecurity Committee that meets on a quarterly basis to review and agree on actions to address cybersecurity risks. The Cybersecurity Committee is led by our chief information officer, or CIO, who is a part-time consultant and includes our chief executive officer and chief financial officer. Our CIO, who reports to our chief financial officer, is responsible for the strategic leadership of our cybersecurity programs, identification of cybersecurity risks and the mitigation plans that address these risks. With over 25 years of experience in information technology, the CIO works alongside individuals across other functions, such as clinical operations, legal and quality compliance, to establish and implement our cybersecurity strategy. Our CIO has a bachelor’s degree in Technology and an M.B.A. along with over 10 years of experience in information technology in the life sciences industry.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, and asset use, and educates employees on the importance of reporting all incidents immediately. We conduct frequent phishing simulations requiring employees to identify and report simulated phishing emails. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

Stockholders

As of March 20, 2024, there were approximately 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and refractory chronic cough, or RCC.

IPF Program. In September 2022, we announced positive data from the full set of patients in our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in IPF that we conducted at multiple sites in the United Kingdom. In total, 42 patients in the study received Haduvio. In the Phase 2 CANAL trial, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

In December 2023, we initiated our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in IPF. This trial is expected to be conducted at multiple sites in up to 11 countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio over six weeks as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. We expect the trial to enroll approximately 160 patients. The protocol for the Phase 2b CORAL clinical trial provides for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial are evaluable for the primary endpoint. The SSRE is expected to occur in the second half of 2024, and topline data from the full trial are expected to be available in the first half of 2025 assuming there are no adjustments made to the sample size.

We expect to have an active investigational new drug application for our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity in the first half of 2024. We expect the objective for this clinical trial will be to further characterize the safety of Haduvio in this specific patient population. Subject to agreement with the U.S. Food and Drug Administration, or FDA, and other international regulatory authorities, we intend to initiate this trial in the first half of 2024.

RCC Program. We are also developing Haduvio for the treatment of RCC. In November 2023, we initiated our Phase 2a clinical trial of Haduvio for RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial is a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of RCC. We are conducting this trial at multiple sites in the United Kingdom and Canada. The trial was designed to enroll approximately 60 adult patients. The primary endpoint of the study is a mean change in 24-hour cough frequency using an objective cough monitor in the overall population. Patients are randomized with a 1:1 stratification between those with 10-19 coughs/hour (moderate 24-hour cough frequency) and those with at least 20 coughs/hour (high 24-hour cough frequency). The study will also explore secondary endpoints, including patient reported outcome measures for cough frequency and severity. We expect to report topline efficacy and safety data in the second half of 2024.

Human Abuse Potential. We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study follows a randomized, double-blind, active and placebo-controlled five-way crossover design. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study is designed to utilize the selected dose and compare oral nalbuphine relative to IV butorphanol using the study metrics. We have completed the first part of the study. The FDA requested that we submit the data from the first part of the study in support of our IV butorphanol dose selection for their review and comment prior to commencing the second part of the study. We submitted this data to the FDA and the FDA agreed with the selected dose for IV butorphanol. We initiated dosing in the second part of the study in January 2024, and, as of March 11, 2024, the study was over 50% enrolled. We expect to report topline data from the study in the second half of 2024.

Prurigo Nodularis Program. We also have a development program for the use of Haduvio for the treatment of prurigo nodularis. In June 2022, we reported positive results in our Phase 2b/3 clinical trial of Haduvio in patients with prurigo nodularis, which we refer to as the Phase 2b/3 PRISM trial. The Phase 2b/3 PRISM trial was a randomized, double-blind, placebo controlled, two-arm treatment study that was designed to evaluate the safety and efficacy of Haduvio in patients with prurigo nodularis in the United States and Europe. In total we enrolled 353 patients in the study. In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

In October 2023, we reported the preliminary analysis of the 52-week data from the open-label extension portion of the Phase 2b/3 PRISM trial. Following the completion of the initial 14-week portion of the trial, patients were eligible to enroll into an additional 38-week open-label extension period during which all participants received Haduvio 162mg twice a day (BID). Post hoc analyses demonstrated continued reduction in mean Worst Itch Numerical Rating Scale for those participants who remained on Haduvio through 52 weeks. 151 patients completed the open-label extension portion of the trial, adding to the safety database for Haduvio. The safety data were generally consistent with the safety profile of Haduvio observed in the 14-week portion of the Phase 2b/3 PRISM trial and previous trials of Haduvio. Adverse events reported with a frequency greater than five percent in the 38-week open-label period included nausea, dizziness, vomiting, fatigue, and somnolence. Study discontinuation due to treatment-related adverse events occurred in 13% of patients during the 38-week open-label period, and serious adverse events were reported for 13 patients, although only two of these events were considered potentially treatment related.

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom for Haduvio for the treatment of prurigo nodularis, and plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We may seek to enter into a strategic collaboration for the continued development of this program.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2023, we had an accumulated deficit of $239.1 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF and RCC or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2020, we entered into a sales agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, which we refer to as the ATM Sales Agreement, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We were not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020, and as of August 15, 2023, the date of termination of the ATM Sales Agreement, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), or Leerink Partners, which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of December 31, 2023, we had not made any sales pursuant to the 2023 ATM Sales Agreement.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. Of the accompanying common stock warrants, we issued warrants to purchase an aggregate of 9,151,122 shares that are to expire in April 2025 and warrants to purchase an aggregate of 9,151,122 shares that are to expire in October 2028. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. As of March 20, 2024, warrants to purchase 1,851,852 shares of common stock that are to expire in April 2025 and warrants to purchase 7,851,852 shares of common stock that are to expire in October 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. As of March 20, 2024, pre-funded warrants to purchase 17,282,760 shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we agreed not to issue and sell additional shares until after November 21, 2022 except in certain circumstances, including the issuance and sale of additional shares pursuant to the Underwriting Agreement. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of March 20, 2024, pre-funded warrants to purchase 13,270,983 shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $83.0 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our Phase 2b CORAL clinical trial for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC, our planned Phase 1b respiratory physiology clinical trial for the treatment of chronic cough in IPF and the second part of our HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol.

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

Other Income, Net

Other income, net consists of income related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, foreign currency transaction gains and losses as well as an immaterial effect from early extinguishment of debt in connection with us paying the remaining amounts due under the SVB Loan Agreement.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$23,683	$19,834	$3,849
General and administrative	10,240	10,073	167
Total operating expenses	33,923	29,907	4,016
Loss from operations	(33,923)	(29,907)	(4,016)
Other income (expense):
Interest income, net	4,748	1,740	3,008
Other income, net	469	289	180
Interest expense	(391)	(1,163)	772
Change in fair value of term loan derivative liability	—	(147)	147
Total other income, net	4,826	719	4,107
Loss before income taxes	(29,097)	(29,188)	91
Income tax benefit	32	36	(4)
Net loss	$(29,065)	$(29,152)	$87

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Clinical development expenses	$13,733	$11,796	$1,937
Personnel and related expenses	4,762	4,180	582
Consultant services in support of clinical development	3,829	2,595	1,234
Stock-based compensation expenses	871	815	56
Other research and development expenses	488	448	40
Total research and development expenses	$23,683	$19,834	$3,849

Research and development expenses for the year ended December 31, 2023 increased $3.8 million, or 19.4%, to $23.7 million from $19.8 million for the year ended December 31, 2022, primarily due to increased clinical trial costs in our Phase 2b CORAL trial and our Phase 2a RIVER trial, both of which started in 2023. Consultant services and personnel-related expenses in support of these studies also increased. These increases were partially offset by decreased clinical trial costs in our completed Phase 2b/3 PRISM and Phase 2 CANAL trials as well as decreased purchases of active drug substance. For the years ended December 31, 2023 and 2022, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 increased $0.1 million, or 1.7%, to $10.2 million from $10.1 million for the year ended December 31, 2022.

Other Income, Net

Other income, net for the year ended December 31, 2023 increased by $4.1 million, or 571.2% to $4.8 million from $0.7 million for the year ended December 31, 2022. The increase was primarily due to an increase in interest income of $3.0 million due to higher cash equivalent and marketable securities balances and higher interest rate yields. Contributing to the increase was a reduction in interest expense of $0.8 million due to the early payoff of the SVB Term Loan in May 2023.

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

In June 2020, we entered into the ATM Sales Agreement, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We were not obligated to make any sales of our common stock under the ATM Sales Agreement. We began making sales pursuant to the ATM Sales Agreement in July 2020 and through August 15, 2023, the date of termination of the ATM Sales Agreement, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, we filed with the SEC the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into the 2023 ATM Sales Agreement with Leerink Partners, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of December 31, 2023, we had not made any sales pursuant to the 2023 ATM Sales Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(31,710)	$(28,175)	$(3,535)
Net cash provided by (used in) investing activities	59,428	(107,373)	166,801
Net cash (used in) provided by financing activities	(7,910)	111,307	(119,217)
Net increase (decrease) in cash and cash equivalents	$19,808	$(24,241)	$44,049

Operating Activities

During the year ended December 31, 2023, operating activities used $31.7 million of net cash, resulting from our net loss of $29.1 million and changes in our operating assets and liabilities of $3.8 million, partially offset by net non-cash charges of $1.2 million. Changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a $2.9 million increase in prepaid expenses and other current assets and a $1.0 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $2.2 million, $0.4 million for the write off of deferred offering costs, $0.4 million change in value of our operating lease right-of-use assets and liabilities and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs, which were partially offset by $2.1 million of accretion of our available-for-sale marketable securities.

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

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $59.4 million, consisting of $69.5 million of proceeds from maturities of available-for-sale marketable securities partially offset by $9.9 million of purchases of available-for-sale marketable securities and $0.1 million of purchases of property, equipment and leasehold improvements.

During the year ended December 31, 2022, net cash used in investing activities was $107.4 million, primarily related to purchases of and proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was $7.9 million, consisting of repayments of $9.4 million on the SVB Term Loan including payment of the final payment fee and prepayment premium, both associated with the payoff of the SVB Term Loan, payments of offering costs of $0.3 million and payments of $0.1 million on our finance lease. These cash outflows were partially offset by gross cash proceeds of $1.7 million, net of commissions from sales of our common stock under the ATM Sales Agreement, $0.1 million of cash proceeds from the exercise of stock options and $0.1 million of cash proceeds from sales under our 2019 Employee Stock Purchase Plan.

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

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF;
•
our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC; and
•
the second part of our ongoing HAP study to further characterize the abuse potential of oral nalbuphine.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF, our planned Phase 1b trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, our Phase 2a RIVER clinical trial in RCC, and the second part of our HAP study, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as our HAP study and a potential TQT study;
•
the costs associated with the manufacture of necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of prurigo nodularis or for the treatment of chronic cough in IPF or RCC or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

Contractual Obligations and Commitments

A significant portion of our development activities are outsourced to third parties under agreements, including with CROs and contract manufacturers in connection with the production of clinical trial materials. The contracts are cancelable at any time by us, generally upon 60 days' prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material.

For information related to our future commitments relating to our lease and licensing agreements, see Note 5, “Leases” and Note 12, “Collaborative and Licensing Agreements” of our Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates and assumptions involved in the accounting policy described below may have the greatest potential impact on our Consolidated Financial Statements and, therefore, consider this to be our critical accounting policy.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for emerging growth companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of Trevi Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on August 10, 2023)

3.2

Amended and Restated Bylaws of Trevi Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 14, 2023)

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

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

10.6+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
10.7+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 25, 2021)
10.8+

Trevi Therapeutics, Inc. Executive Separation Benefits and Retention Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 24, 2019)

10.9+

Employment Agreement, dated December 4, 2012, by and between the Registrant and Jennifer L. Good (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.10+

Offer Letter, dated December 4, 2012, by and between the Registrant and Thomas R. Sciascia (incorporated by referred to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2020)

10.11+

Offer Letter, dated November 4, 2022, by and between the Registrant and David Clark (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2023)

10.12+

Offer Letter, dated June 17, 2021, by and between the Registrant and Lisa Delfini (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on August 12, 2021)

10.13+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.14

Indenture of Lease, dated February 6, 2013, by and between First Niagara Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.15

First Amendment to Lease, dated December 5, 2017, by and between the Registrant and 195 Church Street Associates, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.16

Second Amendment to Lease, dated November 21, 2022, by and between the Registrant and 195 Church Street Associates, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2023)

10.17†

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

10.20

Form of Registration Rights Agreement dated September 30, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 1, 2021)

10.21

Form of Securities Purchase Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.22

Form of Registration Rights Agreement dated October 15, 2021 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

10.23

Securities Purchase Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

10.24

Registration Rights Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Dodd-Frank Compensation Recovery Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TREVI THERAPEUTICS, INC.

Date: March 20, 2024	By:	/s/ Jennifer Good
Jennifer Good
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Good	President and Chief Executive Officer, Director	March 20, 2024
Jennifer Good	(Principal Executive Officer)

/s/ Lisa Delfini	Chief Financial Officer	March 20, 2024
Lisa Delfini	(Principal Financial Officer)

/s/ Christopher Galletta	Controller	March 20, 2024
Christopher Galletta	(Principal Accounting Officer)

/s/ David Meeker, M.D.	Chairman of the Board	March 20, 2024
David Meeker, M.D.

/s/ James V. Cassella, Ph.D.	Director	March 20, 2024
James V. Cassella, Ph.D. /s/ Dominick Colangelo	Director	March 20, 2024
Dominick Colangelo

/s/ Michael Heffernan	Director	March 20, 2024
Michael Heffernan

/s/ Edward Mathers	Director	March 20, 2024
Edward Mathers

/s/ Anne VanLent	Director	March 20, 2024
Anne VanLent

Trevi Therapeutics, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trevi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevi Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Hartford, Connecticut

March 20, 2024

Trevi Therapeutics, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,397	$12,589
Marketable securities	50,574	107,921
Prepaid expenses	3,621	795
Other current assets	955	1,311
Total current assets	87,547	122,616
Operating lease right-of-use assets	1,137	24
Other non-current assets	297	205
Property, equipment and leasehold improvements, net	216	170
Finance lease right-of-use assets	206	—
Total assets	$89,403	$123,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,809	$2,857
Accrued expenses	3,709	3,518
Operating lease liabilities	184	25
Finance lease liabilities	122	—
Term loan	—	7,000
Total current liabilities	5,824	13,400
Operating lease liabilities	1,001	2
Finance lease liabilities	31	—
Term loan	—	2,151
Other non-current liabilities	—	3
Total liabilities	6,856	15,556
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued or outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; and 68,283,699 and 59,943,430 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	68	60
Additional paid-in capital	321,642	317,590
Accumulated other comprehensive loss	(29)	(122)
Accumulated deficit	(239,134)	(210,069)
Total stockholders’ equity	82,547	107,459
Total liabilities and stockholders’ equity	$89,403	$123,015

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$23,683	$19,834
General and administrative	10,240	10,073
Total operating expenses	33,923	29,907
Loss from operations	(33,923)	(29,907)
Other income (expense):
Interest income, net	4,748	1,740
Other income, net	469	289
Interest expense	(391)	(1,163)
Change in fair value of term loan derivative liability	—	(147)
Total other income, net	4,826	719
Loss before income taxes	(29,097)	(29,188)
Income tax benefit	32	36
Net loss	$(29,065)	$(29,152)
Basic and diluted net loss per common share outstanding	$(0.29)	$(0.45)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	99,033,373	64,541,911

Net loss	$(29,065)	$(29,152)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale marketable securities	93	(122)
Comprehensive loss	$(28,972)	$(29,274)

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2021	28,505,804	$29	$197,963	$—	$(180,917)	$17,075
Stock-based compensation	—	—	2,327	—	—	2,327
Issuance of common stock from exercise of stock options	51,005	—	139	—	—	139
Issuance of common stock from Employee Stock Purchase Plan	54,457	—	56	—	—	56
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	—	—	(42)	—	—	(42)
Issuance of common stock and warrants under public offering and private placement, less issuance costs	20,433,624	20	105,375	—	—	105,395
Issuance of common stock from warrant exercise	10,898,540	11	11,772	—	—	11,783
Unrealized losses on available-for-sale marketable securities	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(29,152)	(29,152)
Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	2,247	—	—	2,247
Issuance of common stock from exercise of stock options	146,081	—	74	—	—	74
Issuance of common stock from Employee Stock Purchase Plan	50,091	—	68	—	—	68
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	750,000	1	1,670	—	—	1,671
Issuance of common stock from pre-funded warrant exercise	7,394,097	7	(7)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	93	—	93
Net loss	—	—	—	—	(29,065)	(29,065)
Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(29,065)	$(29,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,247	2,327
Write off of deferred offering costs	390	—
Operating lease right-of-use assets	377	—
Accretion/accrual of term loan discounts and debt issuance costs	180	520
Depreciation and amortization	123	43
Loss on disposal of property, equipment and leasehold improvements	10	—
Accretion of available-for-sale marketable securities, net	(2,125)	(829)
Change in fair value of term loan derivative liability	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,850)	(601)
Accounts payable	(1,049)	9
Accrued expenses and other liabilities	52	(639)
Net cash used in operating activities	(31,710)	(28,175)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	69,497	19,001
Purchases of available-for-sale marketable securities	(9,932)	(126,215)
Purchases of property, equipment and leasehold improvements	(137)	(159)
Net cash provided by (used in) investing activities	59,428	(107,373)
Financing activities:
Proceeds from at-the-market sales, net of commissions	1,710	—
Proceeds from exercises of stock options	74	139
Proceeds from employee stock purchase plan	68	56
Repayments of term loan, term loan final fee and prepayment premium	(9,409)	(5,833)
Payments of offering costs	(258)	(226)
Payments of finance lease	(95)	—
Proceeds from sale of common stock and warrants in public offering and private placement, net of issuance costs	—	105,410
Proceeds from exercises of warrants	—	11,782
Payments of financing costs of term loan	—	(21)
Net cash (used in) provided by financing activities	(7,910)	111,307
Net increase (decrease) in cash and cash equivalents	19,808	(24,241)
Cash and cash equivalents at beginning of period	12,589	36,830
Cash and cash equivalents at end of period	$32,397	$12,589
Supplemental disclosure of cash flow information:
Interest paid	$(331)	$(594)
State research tax credits exchanged for cash	$55	$—
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$—	$15

See accompanying notes.

Trevi Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis (“IPF”) and refractory chronic cough. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, the Company believes Haduvio has the potential to be effective in treating each of these conditions.

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

The Company’s Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has financed its operations to date primarily through private placements of its redeemable convertible preferred stock and convertible notes prior to its initial public offering (“IPO”), borrowings under its prior term loan facility, proceeds from its IPO and concurrent private placement completed in May 2019, sales of its common stock pursuant to the at-the-market Sales Agreement (the “ATM Sales Agreement”) (Note 9) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) that the Company entered into in June 2020, the term loan facility with Silicon Valley Bank (“SVB”) that the Company entered into in August 2020 (Note 8), proceeds from the private placements completed in October 2021 and April 2022 (Note 9), proceeds from the exercise of common stock warrants that were issued in the October 2021 private placements and proceeds from the public offering completed in October 2022 (Note 9). The Company has incurred recurring losses since inception, including net losses of $29.1 million and $29.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $83.0 million compared to $120.5 million of cash, cash equivalents and marketable securities as of December 31, 2022. The Company had incurred losses and negative cash flows from operations and had an accumulated deficit of $239.1 million as of December 31, 2023. The Company expects to continue to incur losses for the foreseeable future. As of March 20, 2024, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for 12 months from the date of issuance of these Consolidated Financial Statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to December 31, 2023 for potential recognition or disclosure in the Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Consolidated Balance Sheet. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value. For securities with unrealized gains and losses, when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in interest income, net on the Consolidated Statements of Comprehensive Loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Consolidated Statements of Comprehensive Loss. Realized gains and losses, if any, on marketable securities are included in interest income, net on the Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

The Company evaluates whether declines in the fair values of its marketable securities below their amortized cost are credit losses on a quarterly basis. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the marketable security or whether it is more likely than not that it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable, accrued expenses, term loans and warrants to acquire the Company’s common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below. The carrying amount of the term loan approximated its fair value due to its floating market-based interest rate. The fair value of the term loan derivative liability was estimated utilizing a probability-weighted cash flow approach. The warrants to acquire the Company’s common stock are not required to be accounted for at fair value.

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

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the U.S., resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in other income, net in the Consolidated Statements of Comprehensive Loss.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to general and administrative expenses. The deferred offering costs are included in Other current and non-current assets on the Consolidated Balance Sheets.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through December 31, 2023 and December 31, 2022. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

Leases

Under ASC 842, Leases (“ASC 842”), the Company determines if an arrangement is a lease at its inception. Leases are classified as either operating or finance, based on the Company’s evaluation of certain criteria. If a lease has a term greater than one year, the lease is recognized in the balance sheet as a right-of-use asset and a lease liability at lease commencement. The Company elected the short-term lease practical expedient, therefore, if a lease has a term less than one year, the Company will not recognize the lease on its balance sheet. The right-of-use asset represents the Company’s right of use to an underlying asset for the term of the lease and the lease liability represents the Company’s obligation to make lease payments arising from the lease.

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

Recently Adopted Accounting Pronouncements

There have been no new pronouncements adopted during the year ended December 31, 2023, which materially impacted the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, Segment Reporting, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented (in thousands):

	December 31, 2023
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$45,686	$20	$(53)	$45,653
U.S. government agency securities	4,917	9	(5)	4,921
Total marketable securities	$50,603	$29	$(58)	$50,574

	December 31, 2022
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$62,573	$83	$(143)	$62,513
Commercial paper	30,739	—	—	30,739
U.S. treasury securities	9,914	—	(62)	9,852
U.S. government agency securities	2,905	2	(4)	2,903
Asset backed securities	1,912	2	—	1,914
Total marketable securities	$108,043	$87	$(209)	$107,921

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table (in thousands) as of the period presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$49,651	$49,618
One year through two years	952	956
Total	$50,603	$50,574

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$69,527	$69,367
One year through two years	38,516	38,554
Total	$108,043	$107,921

During the years ended December 31, 2023 and 2022, there were no realized gains or losses on available-for-sale marketable securities.

As of the years ended December 31, 2023 and 2022, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered the loss to be temporary in nature. The Company reviewed the securities in the table above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the table above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Accordingly, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position.

4.
Fair Value Measurements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy as follows (in thousands):

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash equivalents	Money market funds	$30,404	$—	$—	$30,404
Marketable securities	Corporate bonds	—	45,653	—	45,653
Marketable securities	U.S. government agency securities	—	4,921	—	4,921
Total assets		$30,404	$50,574	$—	$80,978

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash equivalents	Money market funds	$11,589	$—	$—	$11,589
Marketable securities	Corporate bonds	—	62,513	—	62,513
Marketable securities	Commercial paper	—	30,739	—	30,739
Marketable securities	U.S. treasury securities	9,852	—	—	9,852
Marketable securities	U.S. government agency securities	—	2,903	—	2,903
Marketable securities	Asset backed securities	—	1,914	—	1,914
Total assets		$21,441	$98,069	$—	$119,510

The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs) (in thousands):

December 31,
2022
Financial liabilities
Balance at beginning of period	$114
Change in fair value of term loan derivative liability	147
Net settlements (see Note 8)	(261)
Balance at end of period	$—

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

The following table presents the Company’s lease-related assets and liabilities as presented on its Consolidated Balance Sheets (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,137	$24
Finance lease assets	Finance lease right-of-use assets	206	—
Total lease assets		$1,343	$24
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$184	$25
Finance lease liabilities	Finance lease liabilities, current portion	122	—
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	1,001	2
Finance lease liabilities	Finance lease liabilities, non-current portion	31	—
Total lease liabilities		$1,338	$27

The following table presents information related to the Company’s lease expense for the periods shown (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$287	$123
Finance lease expense	36	—
Total lease expense	$323	$123

Future minimum lease payments from December 31, 2023 until the expiration of the leases are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$303	$126
2025	349	32
2026	368	—
2027	377	—
2028	95	—
Total minimum lease payments	1,492	158
Less: Amount of lease payments representing interest	(307)	(5)
Present value of future minimum lease payments	$1,185	$153

The following table presents certain information related to the lease terms and discount rates for the Company's leases (in thousands):

	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	4.3 years	0.3 years
Finance leases	1.3 years	not applicable

Weighted average discount rate:
Operating leases	11.00%	13.00%
Finance leases	4.37%	not applicable

The following table presents supplemental cash flow information related to the Company’s leases for the periods shown (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$231	$130
Finance lease payments	$95	$—
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,289	$4
Right-of-use assets obtained in exchange for new finance lease liabilities	$242	$—

6.
Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements, net consist of the following (in thousands):

	December 31,
	2023	2022
Computer, website development and office equipment	$263	$175
Furniture and fixtures	41	37
Leasehold improvements	29	130
Construction in progress	17	53
	350	395
Less: Accumulated depreciation and amortization	(134)	(225)
Total property, equipment and leasehold improvements, net	$216	$170

Depreciation was $81 and $43 for the years ended December 31, 2023 and 2022, respectively.

7.
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$1,614	$1,508
Accrued R&D projects	1,579	1,130
Accrued consulting and professional fees	510	382
Accrued other	6	498
Total accrued expenses	$3,709	$3,518

8.
Debt

Silicon Valley Bank Term Loan

On May 9, 2023, the Company paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan (as described below). The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium.

On August 13, 2020 (the “Effective Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), as lender, pursuant to which SVB provided a term loan to the Company in the original principal amount of $14.0 million (the “SVB Term Loan”). The SVB Term Loan bore interest at a floating rate per annum equal to the greater of (A) the prime rate plus 1.00% and (B) 4.25%. If SVB received evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 clinical trial of Haduvio sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis, and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, (together, the “Phase 3 Event”), the interest rate under the SVB Term Loan would have been adjusted to a floating rate equal to the greater of (A) the prime rate plus 3.00% and (B) 6.25% (see term loan derivative liability discussion below). Commencing on March 1, 2022 and on the first business day of each month thereafter, the Company was required to make monthly interest payments and to repay the SVB Term Loan in 24 consecutive installments of principal plus monthly payments of accrued interest. All outstanding principal and accrued and unpaid interest under the SVB Term Loan and all other outstanding obligations with respect to the SVB Term Loan were due and payable in full on February 1, 2024. The SVB Loan Agreement permitted voluntary prepayment of all, but not less than all, of the SVB Term Loan, subject to a prepayment premium. Such prepayment premium would have been 3.00% of the principal amount of the SVB Term Loan if prepaid prior to the first anniversary of the Effective Date, 2.00% of the principal amount of the SVB Term Loan if prepaid on or after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the principal amount of the SVB Term Loan if prepaid on or after the second anniversary of the Effective Date but prior to February 1, 2024. Upon repayment in full of the SVB Term Loan, the Company was required to pay a final payment fee equal to $1.2 million. The SVB Term Loan and related obligations under the SVB Loan Agreement were secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which was subject to a negative pledge under the SVB Loan Agreement).

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

The SVB Loan Agreement contained customary representations, warranties, events of default and covenants. The occurrence and continuation of an event of default could have caused interest to be charged at the rate that was otherwise applicable plus 5.00% (unless SVB selected to impose a smaller increase) and would have provided SVB with the right to accelerate all obligations under the SVB Loan Agreement and exercise remedies against the Company and the collateral securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including foreclosure against assets securing the SVB Term Loan and other obligations under the SVB Loan Agreement, including the Company’s cash. The SVB Loan Agreement also restricted the payment of dividends on the Company’s common stock.

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

In August 2020, in connection with the execution of the SVB Loan Agreement, the Company paid $27 in financing costs to SVB, which were recorded as loan discounts. These loan discounts were included as a reduction in the balance of the term loan payable on the Company’s Consolidated Balance Sheets and were accreted over the life of the SVB Term Loan using the effective interest method.

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

Prior to the Third Amendment, the SVB Loan Agreement provided that upon SVB receiving evidence satisfactory to it that the Company had (i) received positive data for the Phase 2b/3 PRISM trial sufficient to advance Haduvio into a second Phase 3 clinical trial for prurigo nodularis and (ii) raised sufficient financing to fund such Phase 3 clinical trial and the Company’s operations, the interest rate on the SVB Term Loan would increase by 2.00% (the “Contingent Interest Rate Increase”) as described above. The Contingent Interest Rate Increase represented a free-standing financial instrument. Accordingly, the Company accounted for the Contingent Interest Rate Increase as a derivative under ASC 815, Derivatives and Hedging and therefore, recorded a term loan derivative liability for the Contingent Interest Rate Increase at its fair value of $187 on the Effective Date of the SVB Loan Agreement. The Company adjusted this liability to fair value at each reporting date it remained outstanding, with such adjustments recorded as non-cash charges in other income (expense), net in the Company’s Consolidated Statements of Comprehensive Loss. The term loan derivative liability was previously presented as a current liability on the Company’s Consolidated Balance Sheets. Upon recording such term loan derivative liability, the Company also recorded an offsetting term loan discount – interest, that was amortized to interest expense in the Company’s Consolidated Statements of Comprehensive Loss through the SVB Term Loan’s maturity date using the effective interest method. Upon entering into the Third Amendment, the Contingent Interest Rate Increase became effective and the Company recorded an increase to the total fair value of the term loan derivative liability in 2022. The term loan derivative liability was then settled and reclassified to both current and non-current interest payable, which were presented as accrued liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

During the year ended December 31, 2023, an immaterial effect from early extinguishment of debt was recorded in connection with the Company paying the remaining amounts due under the SVB Loan Agreement, which was included in other income, net on the Company’s Consolidated Statements of Comprehensive Loss.

As of December 31, 2023, the Company had no outstanding borrowings, and as of December 31, 2022, the Company had outstanding borrowings of $8.2 million, under the SVB Term Loan and the term loan payable balance as presented in the Company’s Consolidated Balance Sheet was comprised as shown below (in thousands).

December 31, 2022
Principal outstanding under term loan	$8,167
Term loan discount-interest	(24)
Term loan discount-unamortized deferred charges	(29)
Term loan discount-financing costs, net of accretion	(3)
Term loan-final payment fee	1,040
9,151
Less current portion	7,000
Term loan payable, non-current	$2,151

Interest expense on the SVB Term Loan, which is comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below (in thousands). As of December 31, 2022, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 5.36%.

	Year Ended December 31,
	2023	2022
Interest payments	$202	$643
Accrual of the final payment fee	150	383
Accretion and amortization of term loan discounts	30	137
	$382	$1,163

9.
Stockholders’ Equity

Preferred Stock

As of December 31, 2023 and 2022, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

Common Stock

As of December 31, 2023 and 2022, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, with a par value of $0.001 per share.

The Company had reserved shares of common stock for future issuance as shown in the table below:

	December 31,
	2023	2022
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	40,931,506	48,330,707
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	6,549,183	4,553,202
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,177,456	701,232
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	565,792	602,231
Shares to be issued upon sales under the LPC Purchase Agreement	—	30,000,000
	49,223,937	84,187,372

At-the-Market Offering

In June 2020, the Company entered into the ATM Sales Agreement with SVB Securities, under which the Company was able to issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, the Company and SVB Securities amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that it was able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company was not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020. As of August 15, 2023, the date of termination of the ATM Sales Agreement, the Company had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a 2023 ATM sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the ATM Sales Agreement. As of December 31, 2023, the Company had not made any sales pursuant to the 2023 ATM Sales Agreement.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding as of December 31, 2022	38,627,003	9,703,704	48,330,707	$0.28	5.1
Exercised	(7,399,201)	—	(7,399,201)	$0.001
Outstanding as of December 31, 2023	31,227,802	9,703,704	40,931,506	$0.33	4.1

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 7,114,975 and 5,155,433 as of December 31, 2023 and 2022, respectively, of which 1,802,675 and 705,150 shares remained available for grant under the 2019 Plan, respectively. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares and 1,140,232 shares, equal to the 2019 Plan determined maximum and 4% of the Company’s then-outstanding common stock, respectively.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued common shares. As of December 31, 2023 and 2022, respectively, options to purchase 4,746,508 and 3,848,052 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of December 31, 2023 and 2022, respectively, options to purchase 565,792 and 602,231 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted 832,250 stock options with performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2024 vest based on the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	4,450,283	$3.26	7.6	$1,672
Granted	1,563,500	$2.62
Forfeited	(318,075)	$1.77
Expired	(237,327)	$3.23
Exercised	(146,081)	$0.51
Outstanding as of December 31, 2023	5,312,300	$3.24	7.3	$685
Options exercisable as of December 31, 2023	2,805,959	$4.16	6.0	$273
Options unvested as of December 31, 2023	2,506,341	$2.20	8.8	$412

The weighted average grant-date fair value per share of stock options granted was $2.24 and $0.93 for the years ended December 31, 2023 and 2022, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $1.7 million and $2.9 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $173 and $33, respectively.

The range of assumptions that the Company used to determine the fair value of the stock options granted were as follows:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.4% - 4.8%	1.9% - 4.2%
Expected volatility	101.6% - 147.1%	101.7% - 108.6%
Expected dividend yield	—	—
Expected term (in years)	5.5 - 7.0	5.5 - 7.0

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,177,456 as of December 31, 2023. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023 and January 1, 2022, respectively, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares and 285,058 shares, equal in each case to the lesser of the 2019 ESPP determined maximum and 1% of the Company’s then-outstanding common stock.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Consolidated Statements of Comprehensive Loss (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative expense	$1,376	$1,512
Research and development expense	871	815
	$2,247	$2,327

As of December 31, 2023, total unrecognized compensation cost related to the unvested share-based awards was $3.8 million, which is expected to be recognized over a weighted average period of 2.7 years.

10.
Income Taxes

The Company recorded an income tax benefit related to state research and development tax credits. The components of the income tax benefit for the periods shown are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	(32)	(36)
	(32)	(36)
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax benefit	$(32)	$(36)

The following table provides a reconciliation between income tax benefit and the expected tax benefit at the statutory rate:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income tax benefit—net of federal tax	5.8	5.8
R&D tax credits	2.9	2.5
Refundable tax credit	0.1	0.1
Permanent adjustments	(0.6)	(0.6)
Change in valuation allowance	(29.1)	(28.7)
Effective income tax rate	0.1%	0.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Net operating loss carryforwards	$50,305	$48,030
Capitalized R&D	9,662	4,825
Federal and state tax credits	6,440	5,569
Other	3,647	2,868
Deferred tax assets	70,054	61,292

Other	(552)	(220)
Deferred tax liabilities	(552)	(220)

Valuation allowance	(69,502)	(61,072)
Net deferred tax asset	$—	$—

For the years ended December 31, 2023 and 2022, the Company generated federal and state net operating losses (“NOLs”) of approximately $8.1 million and $8.7 million, respectively. At December 31, 2023 and 2022, the federal and state net operating loss balances were approximately $186.9 million and $178.7 million, respectively. The federal operating losses generated prior to 2018 will expire in years 2031 through 2037, unless previously utilized. The federal operating losses generated in 2018 or later can be carried forward indefinitely, however will only offset 80% of taxable income in a carryforward year. The state operating losses generated will expire in years 2031 through 2043, unless previously utilized. The Company also generated federal R&D tax credits for the years ended December 31, 2023 and 2022 of approximately $848 and $756, respectively. At December 31, 2023 and 2022, the federal R&D tax credit carryforwards were approximately $6.2 million and $5.4 million, respectively. These credits will expire in years 2032 through 2043, unless previously utilized. The Company completed a detailed Section 382 analysis, and due to multiple historical ownership changes, the Company's NOLs as of December 31, 2022, in the amount of $178.4 million and R&D tax credits in the amount of $5.4 million are subject to limitation. If a further ownership change occurs, the Company's ability to use its tax attributes might be further limited.

The Company also generated state research tax credits for the years ended December 31, 2023 and 2022 of approximately $265 and $118, respectively. At December 31, 2023 and 2022, the state R&D tax credit carryforwards were approximately $275 and $244, respectively. The Company applied to exchange a portion of these credits for cash under a state-run program. These amounts, $32 and $36 for the years ended December 31, 2023 and 2022, respectively, were recognized as current income tax benefits in the Company’s Consolidated Statements of Comprehensive Loss. At each of December 31, 2023 and 2022, the Company’s Consolidated Balance Sheets reflect income tax receivables of $32 and $36 respectively, related to these credits. Because of the net operating loss and research credit carryforwards, tax years 2013 through 2022 remain open to U.S. federal and state tax examinations.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize U.S. expenses over five years and non-U.S. expenses over fifteen years pursuant to Internal Revenue Code Section 174. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to capitalize research and development expenses under the current tax law. The impact of Section 174 on the Company's deferred tax assets depends on the amount of research and development expenditures incurred by the Company and whether the IRS issues guidance on the provision, which differs from the Company's current interpretation, among other things. For the for the years ended December 31, 2023 and 2022 , this provision resulted in deferred tax assets of $4,837 and $4,825, respectively.

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

The Company determined that operating losses it incurred since its inception on March 17, 2011, represented negative evidence sufficient to conclude a valuation allowance was necessary. As such, the Company has recorded a valuation allowance of $69.5 million and $61.1 million at December 31, 2023 and 2022, respectively, as a reserve against its net deferred tax assets. These balances reflect increases in the valuation allowance of $8.4 million in each of 2023 and 2022, both representing an increase in net deferred tax assets.

The Company applies the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As a result of the implementation of ASC 740, the Company recognized no adjustment for unrecognized income tax benefits. The Company has not, as of yet, conducted a study of R&D tax credit carryforwards. Such a study could result in an adjustment to the Company’s R&D tax credit carryforwards; however, until a study is completed and any potential adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D tax credits and, if an adjustment is required in the future, this adjustment would be offset by a corresponding adjustment to the valuation allowance. For the years ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

11.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(29,065)	$(29,152)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	99,033,373	64,541,911
Basic and diluted net loss per common share outstanding	$(0.29)	$(0.45)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of December 31, 2023 and 2022, the Company had pre-funded warrants to purchase 31,227,802 and 38,627,003 shares of common stock outstanding, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the years ended December 31, 2023 and 2022.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of December 31,
	2023	2022
Warrants	9,703,704	9,703,704
Stock Options	5,312,300	4,450,283
	15,016,004	14,153,987

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

14.
Retirement Plan

In March 2013, the Company adopted and became a participating employer of a multiple employer defined contribution retirement plan that complies with Section 401(k) of the Code. All eligible employees of the Company are able to immediately participate in the plan (with an entry date of the first day of any month), with no minimum service requirement. The 401(k) plan provides that the Company make non-discretionary matching contributions of 50% of the first 6% of elective contributions. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer match contribution portion of their accounts, as well as any earnings thereon, is based on years of credited service, vesting over a four-year period, with 25% vesting per completed year. The Company’s expense under the 401(k) plan, representing its employer matching contributions and additional contributions in accordance with regulatory compliance requirements, totaled $126 and $90 for the years ended December 31, 2023 and 2022, respectively.