Form 10-Q
period 2024-03-31
Trevi Therapeutics, Inc.
filed 2024-05-07
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 70,435,093 shares of common stock, $0.001 par value per share, outstanding.

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

RISK FACTOR SUMMARY

The following is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this summary and other risks that we face, can be found in the “Risk Factors” section of this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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
•
Regulatory delays may affect the timing and costs of our planned or ongoing clinical trials and may affect our ability to complete planned or ongoing trials with our existing cash resources.
•
The outcome of clinical trials may not be predictive of the success of later clinical trials. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in IPF, which we refer to as the Phase 2 CANAL trial, may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in IPF or other chronic cough indications such as RCC.
•
We have experienced delays and difficulties in the enrollment of patients in our clinical trials in the past, including in our Phase 2 CANAL trial. If we experience delays or difficulties in the enrollment of patients in current or future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough with IPF, IPF, and RCC, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments off-label to treat chronic cough associated with IPF and RCC, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such off-label therapeutic approaches to participate in our clinical trials.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	Unaudited
Current assets:
Cash and cash equivalents	$13,811	$32,397
Marketable securities	59,009	50,574
Prepaid expenses	3,225	3,621
Other current assets	721	955
Total current assets	76,766	87,547
Operating lease right-of-use assets	1,084	1,137
Other non-current assets	311	297
Property, equipment and leasehold improvements, net	204	216
Finance lease right-of-use assets	194	206
Total assets	$78,559	$89,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,112	$1,809
Accrued expenses	2,842	3,709
Operating lease liabilities	198	184
Finance lease liabilities	124	122
Total current liabilities	5,276	5,824
Operating lease liabilities	949	1,001
Finance lease liabilities	—	31
Total liabilities	6,225	6,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; and 68,960,167 and 68,283,699 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	69	68
Additional paid-in capital	322,368	321,642
Accumulated other comprehensive loss	(67)	(29)
Accumulated deficit	(250,036)	(239,134)
Total stockholders’ equity	72,334	82,547
Total liabilities and stockholders’ equity	$78,559	$89,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$8,804	$5,000
General and administrative	3,102	2,563
Total operating expenses	11,906	7,563
Loss from operations	(11,906)	(7,563)
Other income (expense):
Interest income, net	998	1,221
Other (expense) income, net	(1)	165
Interest expense	(1)	(231)
Total other income, net	996	1,155
Loss before income taxes	(10,910)	(6,408)
Income tax benefit	8	7
Net loss	$(10,902)	$(6,401)
Basic and diluted net loss per common share outstanding	$(0.11)	$(0.06)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	99,517,212	98,610,671

Net loss	$(10,902)	$(6,401)
Other comprehensive loss:
Net unrealized (losses) gains on available-for-sale marketable securities	(38)	34
Comprehensive loss	$(10,940)	$(6,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	723	—	—	723
Issuance of common stock from exercise of stock options	2,631	—	4	—	—	4
Issuance of common stock from pre-funded warrant exercise	673,837	1	(1)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(10,902)	(10,902)
Balance at March 31, 2024	68,960,167	$69	$322,368	$(67)	$(250,036)	$72,334

Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	578	—	—	578
Issuance of common stock from exercise of stock options	121,978	—	62	—	—	62
Unrealized gains on available-for-sale marketable securities	—	—	—	34	—	34
Net loss	—	—	—	—	(6,401)	(6,401)
Balance at March 31, 2023	60,065,408	$60	$318,230	$(88)	$(216,470)	$101,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(10,902)	$(6,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	723	578
Operating lease right-of-use assets	120	—
Depreciation and amortization	35	19
Accretion of available-for-sale marketable securities, net	(381)	(671)
Accretion/accrual of term loan discounts and debt issuance costs	—	81
Loss on disposal of property, equipment and leasehold improvements	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	584	(836)
Accounts payable	294	(914)
Accrued expenses and other liabilities	(940)	(63)
Net cash used in operating activities	(10,467)	(8,197)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	22,173	18,000
Purchases of available-for-sale marketable securities	(30,264)	(8,981)
Purchases of property, equipment and leasehold improvements	—	(57)
Net cash (used in) provided by investing activities	(8,091)	8,962
Financing activities:
Proceeds from exercises of stock options	4	62
Payments of finance lease	(32)	—
Repayments of term loan	—	(1,750)
Payments of offering costs	—	(15)
Net cash used in financing activities	(28)	(1,703)
Net decrease in cash and cash equivalents	(18,586)	(938)
Cash and cash equivalents at beginning of period	32,397	12,589
Cash and cash equivalents at end of period	$13,811	$11,651

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to March 31, 2024 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 8.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2024 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other interim period or any future year or period.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Condensed Consolidated Balance Sheets. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value. For securities with unrealized gains and losses, when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

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

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the U.S., resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in other income, net in the Condensed Consolidated Statements of Comprehensive Loss.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through March 31, 2024 and December 31, 2023. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

There have been no new pronouncements adopted during the three months ended March 31, 2024.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	March 31, 2024
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$37,888	$13	$(36)	$37,865
U.S. government agency securities	11,904	—	(18)	11,886
U.S. treasury securities	5,621	1	(17)	5,605
Asset backed securities	3,663	—	(10)	3,653
Total marketable securities	$59,076	$14	$(81)	$59,009

	December 31, 2023
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$45,686	$20	$(53)	$45,653
U.S. government agency securities	4,917	9	(5)	4,921
Total marketable securities	$50,603	$29	$(58)	$50,574

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	March 31, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$52,313	$52,269
One year through two years	6,763	6,740
Total	$59,076	$59,009

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$49,651	$49,618
One year through two years	952	956
Total	$50,603	$50,574

During the three months ended March 31, 2024 and 2023, there were no realized gains or losses on available-for-sale marketable securities.

During the three months ended March 31, 2024 and 2023, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered all losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis.

Accordingly, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

4.
Fair Value Measurements

The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial assets:
Cash equivalents	Money market funds	$13,036	$—	$—	$13,036
Marketable securities	Corporate bonds	—	37,865	—	37,865
Marketable securities	U.S. government agency securities	—	11,886	—	11,886
Marketable securities	U.S. treasury securities	—	5,605	—	5,605
Marketable securities	Asset backed securities	—	3,653	—	3,653
Total assets		$13,036	$59,009	$—	$72,045

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash equivalents	Money market funds	$30,404	$—	$—	$30,404
Marketable securities	Corporate bonds	—	45,653	—	45,653
Marketable securities	U.S. government agency securities	—	4,921	—	4,921
Total assets		$30,404	$50,574	$—	$80,978

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

The following table presents the Company's lease-related assets and liabilities as presented on its Condensed Consolidated Balance Sheets:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,084	$1,137
Finance lease assets	Finance lease right-of-use assets	194	206
Total lease assets		$1,278	$1,343
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$198	$184
Finance lease liabilities	Finance lease liabilities, current portion	124	122
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	949	1,001
Finance lease liabilities	Finance lease liabilities, non-current portion	—	31
Total lease liabilities		$1,271	$1,338

The following table presents information related to the Company's lease expense for the periods shown:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$85	$31
Finance lease expense	12	—
Total lease expense	$97	$31

Future minimum lease payments from March 31, 2024 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2024	$234	$95
2025	349	32
2026	368	—
2027	377	—
2028	95	—
Total minimum lease payments	1,423	127
Less: Amount of lease payments representing interest	(276)	(3)
Present value of future minimum lease payments	$1,147	$124

The following table presents certain information related to the lease terms and discount rates for the Company's leases:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	3.6 years	4.3 years
Finance leases	1.0 years	1.3 years

Weighted average discount rate:
Operating leases	11.00%	11.00%
Finance leases	4.37%	4.37%

The following table presents supplemental cash flow information related to the Company's leases for the periods shown:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$69	$24
Finance lease payments	$32	$—
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,289
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$242

6.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued R&D projects	$1,069	$1,579
Accrued compensation and benefits	906	1,614
Accrued consulting and professional fees	808	510
Accrued other	59	6
Total accrued expenses	$2,842	$3,709

7.
Debt

Silicon Valley Bank Term Loan

On May 9, 2023, the Company paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan (as described below). As a result, after May 9, 2023, the Company had no outstanding debt. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of

$1.2 million, and $0.1 million of accrued interest and prepayment premium. During the year ended December 31, 2023, an immaterial effect from early extinguishment of debt was recorded in connection with the Company paying the remaining amounts due under the SVB Loan Agreement, which was included in other income, net on the Company’s Condensed Consolidated Statement of Comprehensive Loss.

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

Interest expense on the SVB Term Loan, which was comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three months ended March 31, 2023. For the three months ended March 31, 2023, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 10.68%.

Three Months Ended March 31,
2023
Interest payments	$150
Accrual of the final payment fee	59
Accretion and amortization of term loan discounts	22
$231

8.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	March 31, 2024	December 31, 2023
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	40,257,447	40,931,506
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	8,683,520	6,549,183
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,177,456	1,177,456
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	534,447	565,792
	50,652,870	49,223,937

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

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the ATM Sales Agreement. As of March 31, 2024, the Company had not made any sales pursuant to the 2023 ATM Sales Agreement.

Subsequent to March 31, 2024, and through May 7, 2024, the Company issued and sold 1,474,926 shares of common stock for gross proceeds of $5.0 million, before deducting estimated commissions and allocated fees of $0.2 million under the 2023 ATM Sales Agreement.

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor, in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028. All of the accompanying common stock warrants expiring on April 5, 2025 have been exercised and accompanying common stock warrants to purchase 1,299,270 shares expiring on October 5, 2028 have been exercised.

On October 18, 2021, the Company issued and sold to New Enterprise Associates 16, L.P., an existing stockholder of the Company (“NEA”) and related party, in a private placement, 1,851,852 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62 for gross proceeds of approximately $3.0 million. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on April 18, 2025, and warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on October 18, 2028. None of the accompanying common stock warrants expiring on April 18, 2025 and October 18, 2028, have been exercised.

Total net proceeds from the two October 2021 private placements were $13.7 million, after deducting issuance costs of $1.1 million.

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering.

Public Offering

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	31,227,802	9,703,704	40,931,506	$0.33
Exercised	(674,059)	—	(674,059)	$0.001
Outstanding as of March 31, 2024	30,553,743	9,703,704	40,257,447	$0.33

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 9,217,967 as of March 31, 2024, of which 1,395,262 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2024 and January 1, 2023, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares in each case, equal to the 2019 Plan determined maximum for each year.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of March 31, 2024 and December 31, 2023, respectively, options to purchase 7,288,258 shares and 4,746,508 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of March 31, 2024 and December 31, 2023, respectively, options to purchase 534,447 and 565,792 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted 832,250 stock options subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2024 vest based on the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	5,312,300	$3.24
Granted	2,541,750	$2.38
Expired	(28,714)	$3.23
Exercised	(2,631)	$1.43
Forfeited	—	$—
Outstanding as of March 31, 2024	7,822,705	$2.96
Options exercisable as of March 31, 2024	3,264,598	$3.92
Options unvested as of March 31, 2024	4,558,107	$2.27

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,177,456 as of March 31, 2024, all of which remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares, equal to the 2019 ESPP determined maximum for the year. No increase was made on January 1, 2024.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2024	2023
General and administrative expense	$425	$365
Research and development expense	298	213
Total stock-based compensation expenses	$723	$578

9.
Income Taxes

As of March 31, 2024 and December 31, 2023, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three months ended March 31, 2024 and 2023 was for the Company’s estimates for its state research and development tax credits in each given year.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,902)	$(6,401)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	99,517,212	98,610,671
Basic and diluted net loss per common share outstanding	$(0.11)	$(0.06)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of March 31, 2024 and December 31, 2023, the Company had pre-funded warrants to purchase 30,553,743 and 31,227,802 shares of common stock outstanding, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the three months ended March 31, 2024 and 2023.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of March 31, 2024 and 2023, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of March 31,
	2024	2023
Warrants	9,703,704	9,703,704
Stock Options	7,822,705	5,361,019
Total potential common shares	17,526,409	15,064,723

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 20, 2024. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and refractory chronic cough, or RCC. These conditions share a common pathophysiology that is mediated through opioid receptors in the central and peripheral nervous systems. Due to nalbuphine’s mechanism of action as a modulator of opioid receptors, we believe Haduvio has the potential to be effective in treating each of these conditions.

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 20 years in the United States, or the U.S., and Europe. The κ- and μ-opioid receptors are known to be critical mediators of cough and itch. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes, or blocks, the μ-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

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

The U.S. Food and Drug Administration, or FDA, has cleared our investigational new drug application for our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. The objective for this clinical trial will be to further characterize the safety of Haduvio in this specific patient population, specifically as it relates to respiratory depression. We expect to initiate this trial in the third quarter of 2024.

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

Human Abuse Potential. We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The parenteral version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study follows a randomized, double-blind, active and placebo-controlled five-way crossover design. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied and has been completed. The FDA requested that we submit the data from the first part of the study in support of our IV butorphanol dose selection for review and comment prior to commencing the second part of the study. We submitted the data to the FDA and the FDA agreed to the selected dose of IV butorphanol for the second part of the study. In the second part of the study, we are comparing oral nalbuphine with the selected dose of IV butorphanol using a drug-liking visual analog scale. We initiated dosing in the second part of the study in January 2024 and the study is now 75% enrolled. We expect to report topline data from the study in the second half of 2024.

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

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application, or NDA, to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom for Haduvio for the treatment of prurigo nodularis, and we plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We may seek to enter into a strategic collaboration for the continued development of this program.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2024, we had an accumulated deficit of $250.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF and RCC or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), or Leerink Partners, which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of March 31, 2024, we had not made any sales pursuant to the 2023 ATM Sales Agreement. Subsequent to March 31, 2024, and through May 7, 2024, we issued and sold 1,474,926 shares of common stock for gross proceeds of $5.0 million, before deducting estimated commissions and allocated fees of $0.2 million under the 2023 ATM Sales Agreement.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, warrants to purchase an aggregate of 1,851,852 shares had an expiration date of April 18, 2025, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028, and warrants to purchase an aggregate of 1,851,852 shares had an expiration date of October 18, 2028. As of May 7, 2024, all of the pre-funded warrants have been exercised, all of the accompanying common stock warrants expiring on April 5, 2025 have been exercised, and accompanying common stock warrants to purchase 1,299,270 shares expiring on October 5, 2028 have been exercised. Warrants to purchase 1,851,852 shares of common stock that are to expire on April 18, 2025, warrants to purchase 6,000,000 shares of common stock that are to expire on October 5, 2028 and warrants to purchase 1,851,852 shares of common stock that are to expire on October 18, 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. As of May 7, 2024, pre-funded warrants to purchase 17,282,760 shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of May 7, 2024, pre-funded warrants to purchase 13,270,983 shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $72.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our Phase 2b CORAL clinical trial for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC, our planned Phase 1b respiratory physiology clinical trial in patients with IPF of varying disease severity and the second part of our HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol.

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

Other Income (Expense), Net

Other income, net consists of income consists of foreign currency transaction gains and losses as well as employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.

Interest Expense

Interest expense consists of the interest expense associated with our finance lease along with the SVB Loan Agreement pursuant to which we borrowed $14.0 million under the SVB Term Loan. In connection with the SVB Term Loan, we recognized interest expense which included amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$8,804	$5,000	$3,804
General and administrative	3,102	2,563	539
Total operating expenses	11,906	7,563	4,343
Loss from operations	(11,906)	(7,563)	(4,343)
Other income (expense):
Interest income, net	998	1,221	(223)
Other (expense) income, net	(1)	165	(166)
Interest expense	(1)	(231)	230
Total other income, net	996	1,155	(159)
Loss before income taxes	(10,910)	(6,408)	(4,502)
Income tax benefit	8	7	1
Net loss	$(10,902)	$(6,401)	$(4,501)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Clinical development expenses	$7,128	$3,410	$3,718
Personnel and related expenses	1,275	1,241	34
Stock-based compensation expenses	298	213	85
Other research and development expenses	103	136	(33)
Total research and development expenses	$8,804	$5,000	$3,804

Research and development expenses for the three months ended March 31, 2024 increased to $8.8 million from $5.0 million for the corresponding period in 2023, primarily due to increased clinical development expenses for our Phase 2b CORAL trial, our Phase 2a RIVER trial, and our HAP study. These increases were partially offset by decreased clinical development expenses for our Phase 2b/3 PRISM trial because dosing in the open-label extension portion of the PRISM trial completed in the first quarter of 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 increased to $3.1 million from $2.6 million for the corresponding period in 2023, primarily due to increases in information technology and finance staffing and activities as well as professional fees.

Other Income, Net

Other income, net for the three months ended March 31, 2024 was $1.0 million compared to other income, net of $1.2 million for the corresponding period in 2023. The change was primarily due to a decrease in interest income of $0.2 million due to lower cash equivalent and marketable securities balances. In addition, during the three months ended March 31, 2023, we recorded $0.2 million in other income, net, related to a tax credit against employment taxes for certain previous periods provided under the CARES Act. No income was recorded related to tax credits under the CARES Act in 2024. These decreases were partially offset by lower interest expense of $0.2 million due to the early payoff of the SVB Term Loan in May 2023.

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

In June 2023, we filed with the SEC the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into the 2023 ATM Sales Agreement with Leerink Partners, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of March 31, 2024, we had not made any sales pursuant to the 2023 ATM Sales Agreement. Subsequent to March 31, 2024, and through May 7, 2024, we issued and sold 1,474,926 shares of common stock for gross proceeds of $5.0 million, before deducting estimated commissions and allocated fees of $0.2 million under the 2023 ATM Sales Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(10,467)	$(8,197)	$(2,270)
Net cash (used in) provided by investing activities	(8,091)	8,962	(17,053)
Net cash used in financing activities	(28)	(1,703)	1,675
Net decrease in cash and cash equivalents	$(18,586)	$(938)	$(17,648)

Operating Activities

During the three months ended March 31, 2024, operating activities used $10.5 million of net cash, resulting from our net loss of $10.9 million and net changes in our operating assets and liabilities of $0.1 million, partially offset by net non-cash charges of $0.5 million. Changes in our operating assets and liabilities consisted of a $0.9 million decrease in accrued expenses and other liabilities partially offset by a $0.6 million decrease in prepaid expenses and other current assets and a $0.3 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments related to our corporate insurance as well as our clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million and $0.1 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $0.4 million of accretion of our available-for-sale marketable securities.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $8.1 million, primarily related to $30.3 million of purchases of available-for-sale marketable securities, partially offset by $22.2 million of proceeds from maturities of available-for-sale marketable securities.

During the three months ended March 31, 2023, net cash provided by investing activities was $9.0 million, primarily related to $18.0 million of proceeds from maturities of available-for-sale marketable securities, partially offset by $9.0 million of purchases of available-for-sale marketable securities and $0.1 million of purchases of property, equipment and leasehold improvements.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was less than $0.1 million, primarily consisting of payments on our finance lease, partially offset by cash proceeds from the exercise of stock options.

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
•
our planned Phase 1b clinical trial to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity; and
•
the second part of our HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol.

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
•
the outcome, timing and costs of clinical and nonclinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies such as a potential Thorough QT study;
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

Contractual Obligations and Commitments

A significant portion of our development activities are outsourced to third parties under agreements, including with CROs and contract manufacturers in connection with the production of clinical trial materials. The contracts are cancelable at any time by us, generally upon 60 days' prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material. For information related to our future commitments relating to our lease and licensing agreements, see Note 5, “Leases” and Note 11, “Collaborative and Licensing Agreements” of our Condensed Consolidated Financial Statements.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, is the most important to understanding and evaluating our reported financial results. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $10.9 million and $29.1 million for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $250.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA, and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;
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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2024 and the year ended December 31, 2023, we used net cash of $10.5 million and $31.7 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of March 31, 2024, our cash, cash equivalents and marketable securities were $72.8 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

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

The success of Haduvio for the treatment of chronic cough in IPF and RCC will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we are conducting and plan to conduct for the treatment of chronic cough in IPF and RCC;
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
•
patient enrollment in clinical trials may be slower than we anticipate or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate, as we experienced in our Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis;
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
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change or the landscape of available, approved therapies could change in a manner rendering our clinical data insufficient to obtain marketing approvals; and
•
the FDA or comparable foreign regulatory authorities may refuse to accept for review any NDA, MAA or other comparable foreign regulatory application that we submit for a product candidate or may conclude after review of our data that our application is insufficient to obtain marketing approval of a product candidate.

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

Although the primary endpoint in our future clinical trials of Haduvio for the treatment of chronic cough in IPF and RCC will be measured using an objective cough monitor, we have PRO instruments as secondary endpoints. There is not currently a validated PRO instrument that has been accepted for chronic cough indications.

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

Opioids as a class are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We intend to conduct a Phase 1b study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, BI 1839100, which is being developed by Boehringer Ingelheim, and ifenprodil, a NMDA receptor antagonist, which is being developed by Algernon Pharmaceuticals. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of RCC and unexplained chronic cough that might be used off-label to treat chronic cough in IPF.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the approved protocol, as well as applicable legal, regulatory and scientific standards. Moreover, the FDA and/or other regulatory authorities require us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and other regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical trials before approving the applicable product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA and other regulatory authorities will determine that any of our clinical trials complies with cGCPs. Similar regulatory requirements apply outside the U.S., including the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or ICH. We are also required to register our clinical trials and post the results of our completed clinical trials on a government-sponsored database, ClinicalTrials.gov, and other registries within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which was also subject to approval by Irish authorities. On April 27, 2022, the High Court of Ireland confirmed the scheme of arrangement between Mallinckrodt, its creditors and its members under Irish law and ordered that the scheme of arrangement would become effective on the same date that the chapter 11 reorganization plan becomes effective. On June 16, 2022, Mallinckrodt announced that it had completed its reorganization process, emerged from chapter 11 bankruptcy proceedings and completed the Irish examinership proceedings. In August 2023, Mallinckrodt again filed for bankruptcy protection in the Bankruptcy Court and sought that court’s approval of a second chapter 11 reorganization plan. On October 10, 2023, the Bankruptcy Court confirmed Mallinckrodt’s plan of reorganization. On November 14, 2023, Mallinckrodt emerged from bankruptcy. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filings and the associated reorganization plans may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

We are party to an exclusive license agreement with Endo under which we have licensed certain patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio. We may in the future seek additional licenses from others to develop and commercialize additional product candidates or technologies. These licenses may not provide exclusive rights to use the relevant intellectual property in all desired fields of use and in all territories in which we may wish to develop or commercialize product candidates in the future. It is also possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis, or any other development program, satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the E.U., commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and E.U. Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to E.U. rules. The U.K. and E.U. have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

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

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Court of Appeals’ decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the Court of Appeals’ decision and on March 26, 2024, the Supreme Court heard oral arguments for the case.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our product candidates are approved, even if we still have patent protection for such product candidates. Competition that any such product candidates of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we may make in those product candidates.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer; Thomas Sciascia, M.D., our Chief Scientific Officer; and David Clark, M.D., MRCP, our Chief Medical Officer; as well as the other principal members of our management and scientific teams. Although we have a formal employment agreement with Ms. Good and offer letter agreements with Dr. Sciascia and Dr. Clark, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of March 31, 2024, we had 25 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of May 7, 2024, warrants issued to the Initial Private Placement Investor to purchase 6,000,000 shares of common stock remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of May 7, 2024, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of May 7, 2024, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 17,282,760 shares of common stock remained outstanding.

Finally, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of May 7, 2024, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 13,270,983 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 17,282,760 shares of common stock remained outstanding of as May 7, 2024. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 13,270,983 shares of common stock remained outstanding as of May 7, 2024.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 24.6% of our common stock as of May 7, 2024. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Our common stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, Bid Price Requirement, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: May 7, 2024	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)