Form 10-Q
period 2024-06-30
Trevi Therapeutics, Inc.
filed 2024-08-08
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 72,591,917 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our clinical trials, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, or RCC, and our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity as well as our human abuse potential, or HAP, study to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol;
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
•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is uncertain, which may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate.
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
•
The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We are conducting our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the U.S. Food and Drug Administration, or FDA, will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets	Unaudited
Current assets:
Cash and cash equivalents	$12,963	$32,397
Marketable securities	56,532	50,574
Prepaid expenses	1,804	3,621
Other current assets	830	955
Total current assets	72,129	87,547
Operating lease right-of-use assets	1,029	1,137
Finance lease right-of-use assets	181	206
Property, equipment and leasehold improvements, net	198	216
Other non-current assets	273	297
Total assets	$73,810	$89,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,511	$1,809
Accrued expenses	4,932	3,709
Operating lease liabilities	216	184
Finance lease liabilities	93	122
Total current liabilities	6,752	5,824
Operating lease liabilities	884	1,001
Finance lease liabilities	—	31
Total liabilities	7,636	6,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; and 72,591,917 and 68,283,699 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	73	68
Additional paid-in capital	328,573	321,642
Accumulated other comprehensive loss	(84)	(29)
Accumulated deficit	(262,388)	(239,134)
Total stockholders’ equity	66,174	82,547
Total liabilities and stockholders’ equity	$73,810	$89,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$10,021	$5,842	$18,825	$10,842
General and administrative	3,268	2,540	6,370	5,103
Total operating expenses	13,289	8,382	25,195	15,945
Loss from operations	(13,289)	(8,382)	(25,195)	(15,945)
Other income (expense):
Interest income, net	935	1,207	1,933	2,428
Other (expense) income, net	(5)	153	(6)	318
Interest expense	(1)	(153)	(2)	(384)
Total other income, net	929	1,207	1,925	2,362
Loss before income taxes	(12,360)	(7,175)	(23,270)	(13,583)
Income tax benefit	8	30	16	37
Net loss	$(12,352)	$(7,145)	$(23,254)	$(13,546)
Basic and diluted net loss per common share outstanding	$(0.12)	$(0.07)	$(0.23)	$(0.14)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	101,041,573	98,698,579	100,279,393	98,654,868
Net loss	$(12,352)	$(7,145)	$(23,254)	$(13,546)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(17)	(160)	(55)	(126)
Comprehensive loss	$(12,369)	$(7,305)	$(23,309)	$(13,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at March 31, 2024	68,960,167	$69	$322,368	$(67)	$(250,036)	$72,334
Stock-based compensation	—	—	1,127	—	—	1,127
Issuance of common stock from exercise of stock options	126,887	—	214	—	—	214
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,474,926	2	4,832	—	—	4,834
Issuance of common stock from Employee Stock Purchase Plan	30,675	—	34	—	—	34
Issuance of common stock from pre-funded warrant exercise	1,999,262	2	(2)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,352)	(12,352)
Balance at June 30, 2024	72,591,917	$73	$328,573	$(84)	$(262,388)	$66,174

Balance at March 31, 2023	60,065,408	$60	$318,230	$(88)	$(216,470)	$101,732
Stock-based compensation	—	—	606	—	—	606
Issuance of common stock from exercise of stock options	14,936	—	7	—	—	7
Issuance of common stock from Employee Stock Purchase Plan	19,273	—	33	—	—	33
Issuance of common stock from pre-funded warrant exercise	2,998,838	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(7,145)	(7,145)
Balance at June 30, 2023	63,098,455	$63	$318,873	$(248)	$(223,615)	$95,073

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity
Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	1,850	—	—	1,850
Issuance of common stock from exercise of stock options	129,518	—	218	—	—	218
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,474,926	2	4,832	—	—	4,834
Issuance of common stock from Employee Stock Purchase Plan	30,675	—	34	—	—	34
Issuance of common stock from pre-funded warrant exercise	2,673,099	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(23,254)	(23,254)
Balance at June 30, 2024	72,591,917	$73	$328,573	$(84)	$(262,388)	$66,174

Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	1,183	—	—	1,183
Issuance of common stock from exercise of stock options	136,914	—	70	—	—	70
Issuance of common stock from Employee Stock Purchase Plan	19,273	—	33	—	—	33
Issuance of common stock from pre-funded warrant exercise	2,998,838	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(13,546)	(13,546)
Balance at June 30, 2023	63,098,455	$63	$318,873	$(248)	$(223,615)	95,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(23,254)	$(13,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,850	1,183
Operating lease right-of-use assets	233	140
Depreciation and amortization	73	53
Accretion of available-for-sale marketable securities, net	(717)	(1,302)
Accretion/accrual of term loan discounts and debt issuance costs	—	180
Loss on disposal of property, equipment and leasehold improvements	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,914	(2,489)
Accounts payable	(324)	(1,506)
Accrued expenses and other liabilities	1,075	(795)
Net cash used in operating activities	(19,150)	(18,072)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	34,927	37,679
Purchases of available-for-sale marketable securities	(40,222)	(8,981)
Purchases of property, equipment and leasehold improvements	(28)	(97)
Net cash (used in) provided by investing activities	(5,323)	28,601
Financing activities:
Proceeds from at-the-market sales, net of commissions	4,850	—
Proceeds from exercises of stock options	218	70
Proceeds from employee stock purchase plan	34	33
Payments of finance lease	(63)	(32)
Repayments of term loan	—	(9,409)
Payments of offering costs	—	(28)
Net cash provided by (used in) financing activities	5,039	(9,366)
Net (decrease) increase in cash and cash equivalents	(19,434)	1,163
Cash and cash equivalents at beginning of period	32,397	12,589
Cash and cash equivalents at end of period	$12,963	$13,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis (“IPF”) and refractory chronic cough. Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States (“U.S.”) and Europe. The κ- and μ-opioid receptors are known to be critical mediators of cough. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes, or blocks, the μ-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to June 30, 2024 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2024 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2024 and the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other interim period or any future year or period.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through June 30, 2024 and December 31, 2023. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

Leases

Under ASC 842, Leases, the Company determines if an arrangement is a lease at its inception. Leases are classified as either operating or finance, based on the Company’s evaluation of certain criteria. If a lease has a term greater than one year, the lease is recognized in the balance sheet as a right-of-use asset and a lease liability at lease commencement. The Company elected the short-term lease practical expedient, therefore, if a lease has a term less than one year, the Company will not recognize the lease on its balance sheet. The right-of-use asset represents the Company’s right of use to an underlying asset for the term of the lease and the lease liability represents the Company’s obligation to make lease payments arising from the lease. If the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, based on information available at the commencement date of the lease to determine the present value of the lease payments.

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

There have been no new pronouncements adopted during the six months ended June 30, 2024.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	June 30, 2024
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,245	$4	$(28)	$30,221
U.S. government agency securities	12,830	1	(24)	12,807
U.S. treasury securities	5,647	—	(24)	5,623
Commercial paper	4,201	—	(3)	4,198
Asset backed securities	3,693	—	(10)	3,683
Total marketable securities	$56,616	$5	$(89)	$56,532

	December 31, 2023
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$45,686	$20	$(53)	$45,653
U.S. government agency securities	4,917	9	(5)	4,921
Total marketable securities	$50,603	$29	$(58)	$50,574

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	June 30, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$51,333	$51,265
One year through two years	5,283	5,267
Total	$56,616	$56,532

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$49,651	$49,618
One year through two years	952	956
Total	$50,603	$50,574

During the three and six months ended June 30, 2024 and 2023, there were no realized gains or losses on available-for-sale marketable securities.

As of June 30, 2024 and December 31, 2023, the Company had six and zero securities, respectively, in a continuous unrealized loss position for more than 12 months and considered all such losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Accordingly, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of June 30, 2024 and December 31, 2023, accrued interest receivables on the Company’s available-for-sale marketable securities were $478 and $485, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial assets:
Cash equivalents	Money market funds	$11,971	$—	$—	$11,971
Marketable securities	Corporate bonds	—	30,221	—	30,221
Marketable securities	U.S. government agency securities	—	12,807	—	12,807
Marketable securities	U.S. treasury securities	—	5,623	—	5,623
Marketable securities	Commercial paper	—	4,198	—	4,198
Marketable securities	Asset backed securities	—	3,683	—	3,683
Total assets		$11,971	$56,532	$—	$68,503

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash equivalents	Money market funds	$30,404	$—	$—	$30,404
Marketable securities	Corporate bonds	—	45,653	—	45,653
Marketable securities	U.S. government agency securities	—	4,921	—	4,921
Total assets		$30,404	$50,574	$—	$80,978

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

The following table presents the Company's lease-related assets and liabilities as presented on its Condensed Consolidated Balance Sheets:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,029	$1,137
Finance lease assets	Finance lease right-of-use assets	181	206
Total lease assets		$1,210	$1,343
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$216	$184
Finance lease liabilities	Finance lease liabilities, current portion	93	122
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	884	1,001
Finance lease liabilities	Finance lease liabilities, non-current portion	—	31
Total lease liabilities		$1,193	$1,338

The following table presents information related to the Company's lease expense for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$85	$85	$170	$117
Finance lease expense	12	12	24	12
Total lease expense	$97	$97	$194	$129

Future minimum lease payments from June 30, 2024 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2024	$156	$63
2025	349	32
2026	368	—
2027	377	—
2028	95	—
Total minimum lease payments	1,345	95
Less: Amount of lease payments representing interest	(245)	(2)
Present value of future minimum lease payments	$1,100	$93

The following table presents certain information related to the lease terms and discount rates for the Company's leases:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	3.8 years	4.3 years
Finance leases	0.8 years	1.3 years

Weighted average discount rate:
Operating leases	11.00%	11.00%
Finance leases	4.37%	4.37%

The following table presents supplemental cash flow information related to the Company's leases for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$69	$69	$138	$93
Finance lease payments	$32	$32	$63	$32
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$1,289
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$242

6.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued R&D projects	$2,690	$1,579
Accrued compensation and benefits	1,503	1,614
Accrued consulting and professional fees	704	510
Accrued other	35	6
Total accrued expenses	$4,932	$3,709

7.
Debt

Silicon Valley Bank Term Loan

On May 9, 2023, the Company paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan (as defined below). As a result, after May 9, 2023, the Company had no outstanding debt. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium. During the year ended December 31, 2023, an immaterial effect from early extinguishment of debt was recorded in connection with the Company paying the remaining amounts due under the SVB Loan Agreement, which was included in other income, net on the Company’s Condensed Consolidated Statement of Comprehensive Loss.

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

Interest expense on the SVB Term Loan, which was comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2023, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 9.45% and 10.25%, respectively. For the three and six months ended June 30, 2024, there was no interest expense on the SVB Term Loan as the loan was fully extinguished in May 2023.

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Interest payments	$53	$202
Accrual of the final payment fee	91	150
Accretion and amortization of term loan discounts	7	30
	$151	$382

8.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	June 30, 2024	December 31, 2023
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	38,257,447	40,931,506
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	8,684,716	6,549,183
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,146,781	1,177,456
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	406,364	565,792
	48,495,308	49,223,937

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

Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020. As of August 15, 2023, the date of termination of the ATM Sales Agreement, the Company had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the ATM Sales Agreement. As of June 30, 2024, the Company had issued and sold 1,474,926 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $5.0 million, before deducting estimated commissions and allocated fees of $0.2 million.

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

On October 18, 2021, the Company issued and sold to New Enterprise Associates 16, L.P., an existing stockholder of the Company (“NEA”) and related party, in a private placement, 1,851,852 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62 for gross proceeds of approximately $3.0 million. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on April 18, 2025, and warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on October 18, 2028. None of the accompanying common stock warrants issued to NEA in the private placement have been exercised.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	31,227,802	9,703,704	40,931,506	$0.33
Exercised	(2,674,059)	—	(2,674,059)	$0.001
Outstanding as of June 30, 2024	28,553,743	9,703,704	38,257,447	$0.35

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 9,091,080 as of June 30, 2024, of which 1,129,376 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2024 and January 1, 2023, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares in each case, equal to the 2019 Plan determined maximum for each year.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of June 30, 2024 and December 31, 2023, respectively, options to purchase 7,555,340 shares and 4,746,508 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of June 30, 2024 and December 31, 2023, respectively, options to purchase 406,364 and 565,792 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted options to purchase 832,250 shares of common stock subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2024 vest based on the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	5,312,300	$3.24
Granted	2,846,750	$2.45
Exercised	(129,518)	$1.68
Expired	(67,828)	$2.63
Forfeited	—	$—
Outstanding as of June 30, 2024	7,961,704	$2.98
Options exercisable as of June 30, 2024	3,488,041	$3.83
Options unvested as of June 30, 2024	4,473,663	$2.33

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,146,781 as of June 30, 2024, all of which remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares, equal to the 2019 ESPP determined maximum for the year. No increase was made on January 1, 2024.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expense	$645	$372	$1,070	$737
Research and development expense	482	234	780	446
Total stock-based compensation expenses	$1,127	$606	$1,850	$1,183

9.
Income Taxes

As of June 30, 2024 and December 31, 2023, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and six months ended June 30, 2024 and 2023 was for the Company’s estimates for its state research and development tax credits in each given year.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,352)	$(7,145)	$(23,254)	$(13,546)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	101,041,573	98,698,579	100,279,393	98,654,868
Basic and diluted net loss per common share outstanding	$(0.12)	$(0.07)	$(0.23)	$(0.14)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of June 30, 2024 and December 31, 2023, the Company had pre-funded warrants to purchase 28,553,743 and 31,227,802 shares of common stock outstanding, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the three and six months ended June 30, 2024 and 2023, respectively.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2024	2023
Warrants	9,703,704	9,703,704
Stock Options	7,961,704	5,384,564
Total potential common shares	17,665,408	15,088,268

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 20, 2024. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and refractory chronic cough, or RCC. Cough is mediated through a component of the peripheral nervous system in the lungs as well as components of the central nervous system in the brain. These nervous system components contain opioid receptors. Given this neurobiology, we believe that Haduvio has the potential to be effective in treating cough that originates from a variety of medical conditions based on the possibility for Haduvio to modulate nervous system functioning in both the peripheral and central nervous systems.

Haduvio is an oral extended-release formulation of nalbuphine. Nalbuphine is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. The κ- and μ-opioid receptors are known to be critical mediators of cough. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with μ-opioid agonists because it antagonizes, or blocks, the μ-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

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

In December 2023, we initiated our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in IPF. This trial is expected to be conducted at multiple sites in up to 11 countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio over six weeks as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. We expect the trial to enroll approximately 160 patients. The protocol for the Phase 2b CORAL clinical trial provides for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial are evaluable for the primary endpoint. The SSRE is expected to occur in the fourth quarter of 2024, and topline data from the full trial are expected to be available in the first half of 2025 assuming there are no adjustments made to the sample size.

We are conducting our Phase 1b respiratory physiology study, which we refer to as TIDAL, in the United Kingdom and U.S. and we have initiated screening. The study will evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. TIDAL is a randomized, single-blind, placebo-controlled study. We expect to enroll approximately 25 patients who will be in-patient for 10 days. The primary endpoint of the study is the effect of escalating doses of Haduvio on respiratory function, as measured by minute ventilation. Secondary endpoints of additional respiratory functions will also be measured. The goal of this study is to define the patient population for any Phase 3 studies that we may conduct in chronic cough in IPF.

RCC Program. We are also developing Haduvio for the treatment of RCC. In November 2023, we initiated our Phase 2a clinical trial of Haduvio for RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial is a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of RCC. We are conducting this trial at multiple sites in the United Kingdom and Canada. The trial was designed to enroll approximately 60 adult patients. The primary endpoint of the trial is a mean change in 24-hour cough frequency in the overall population as determined using an objective cough monitor. Patients are randomized with a 1:1 stratification between those with 10-19 coughs/hour (moderate 24-hour cough frequency) and those with at least 20 coughs/hour (high 24-hour cough frequency). The trial will also explore secondary endpoints, including patient reported outcome measures for cough frequency and severity. The study is now approximately 80% enrolled and we expect to report topline efficacy and safety data in the fourth quarter of 2024.

Human Abuse Potential. We initiated a human abuse potential, or HAP, study in the fourth quarter of 2022 to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The parenteral version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled five-way crossover study. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied and has been completed. The U.S. Food and Drug Administration, or FDA, requested that we submit the data from the first part of the study in support of our IV butorphanol dose selection for review and comment prior to commencing the second part of the study. We submitted the data to the FDA and the FDA agreed to the selected dose of IV butorphanol. In the second part of the study, we are comparing the likeability of oral nalbuphine with the selected dose of IV butorphanol using various drug-liking scales, including the primary endpoint, which measures the peak effect for drug liking assessed using a visual analog scale. We are also evaluating safety and physiological measures, pharmacokinetic data, and abuse-related adverse events. We initiated dosing in the second part of the study in January 2024 and the study is approximately 95% enrolled. We expect to complete enrollment in the third quarter of 2024 and report topline data from the study in the fourth quarter of 2024.

Prurigo Nodularis Program. We also have a development program for the use of Haduvio for the treatment of prurigo nodularis. In June 2022, we reported positive results in our Phase 2b/3 clinical trial of Haduvio in patients with prurigo nodularis, which we refer to as the Phase 2b/3 PRISM trial. The Phase 2b/3 PRISM trial was a randomized, double-blind, placebo controlled, two-arm treatment study that was designed to evaluate the safety and efficacy of Haduvio in patients with prurigo nodularis in the U.S. and Europe. In total we enrolled 353 patients in the study. In the Phase 2b/3 PRISM trial, Haduvio demonstrated statistically significant results on the primary and all three key secondary endpoints. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

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

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom for Haduvio for the treatment of prurigo nodularis, and we plan to request an end of Phase 2 meeting with the FDA. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We do not intend to complete the development of Haduvio for this indication ourselves, and may seek to enter into a strategic collaboration for the continued development of this program.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2024, we had an accumulated deficit of $262.4 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF and RCC or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), or Leerink Partners, which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of June 30, 2024, we had issued and sold 1,474,926 shares of common stock for gross proceeds of $5.0 million, before deducting estimated commissions and allocated fees of $0.2 million under the 2023 ATM Sales Agreement.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, warrants to purchase an aggregate of 1,851,852 shares had an expiration date of April 18, 2025, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028, and warrants to purchase an aggregate of 1,851,852 shares had an expiration date of October 18, 2028. As of July 31, 2024, all of the pre-funded warrants have been exercised, all of the accompanying common stock warrants expiring on April 5, 2025 have been exercised, and accompanying common stock warrants to purchase 1,299,270 shares expiring on October 5, 2028 have been exercised. Warrants to purchase 1,851,852 shares of common stock that are to expire on April 18, 2025, warrants to purchase 6,000,000 shares of common stock that are to expire on October 5, 2028 and warrants to purchase 1,851,852 shares of common stock that are to expire on October 18, 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. As of July 31, 2024 pre-funded warrants to purchase 15,282,760 shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of July 31, 2024, pre-funded warrants to purchase 13,270,983 shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $69.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our Phase 2b CORAL clinical trial for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC, our Phase 1b TIDAL respiratory physiology study in patients with IPF of varying disease severity and our HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol.

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

Interest Expense

Interest expense consists of the interest expense associated with our finance lease. In 2023, interest expense also included interest under the SVB Loan Agreement pursuant to which we borrowed $14.0 million under the SVB Term Loan. In connection with the SVB Term Loan, we recognized interest expense which included amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$10,021	$5,842	$4,179
General and administrative	3,268	2,540	728
Total operating expenses	13,289	8,382	4,907
Loss from operations	(13,289)	(8,382)	(4,907)
Other income (expense):
Interest income, net	935	1,207	(272)
Other (expense) income, net	(5)	153	(158)
Interest expense	(1)	(153)	152
Total other income, net	929	1,207	(278)
Loss before income taxes	(12,360)	(7,175)	(5,185)
Income tax benefit	8	30	(22)
Net loss	$(12,352)	$(7,145)	$(5,207)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Clinical development expenses	$7,995	$4,262	$3,733
Personnel and related expenses	1,377	1,225	152
Stock-based compensation expenses	482	234	248
Other research and development expenses	167	121	46
Total research and development expenses	$10,021	$5,842	$4,179

Research and development expenses for the three months ended June 30, 2024 increased to $10.0 million from $5.8 million for the corresponding period in 2023, primarily due to increased clinical development expenses for our Phase 2b CORAL trial, our Phase 2a RIVER trial, our HAP study and our recently initiated Phase 1b TIDAL study, as well as increases in personnel and related expenses and stock-based compensation expense. These increases were partially offset by decreased clinical development expenses for our Phase 2b/3 PRISM trial.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 increased to $3.3 million from $2.5 million for the corresponding period in 2023, primarily due to increases in personnel and related expenses, stock-based compensation expense, market research costs as well as information technology services.

Other Income, Net

Other income, net for the three months ended June 30, 2024 was $0.9 million compared to other income, net of $1.2 million for the corresponding period in 2023. The change was primarily due to a decrease in interest income due to lower cash equivalent and marketable securities balances.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$18,825	$10,842	$7,983
General and administrative	6,370	5,103	1,267
Total operating expenses	25,195	15,945	9,250
Loss from operations	(25,195)	(15,945)	(9,250)
Other income (expense):
Interest income, net	1,933	2,428	(495)
Other (expense) income, net	(6)	318	(324)
Interest expense	(2)	(384)	382
Total other income, net	1,925	2,362	(437)
Loss before income taxes	(23,270)	(13,583)	(9,687)
Income tax benefit	16	37	(21)
Net loss	$(23,254)	$(13,546)	$(9,708)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Clinical development expenses	$15,123	$7,723	$7,400
Personnel and related expenses	2,652	2,467	185
Stock-based compensation expenses	779	446	333
Other research and development expenses	271	206	65
Total research and development expenses	$18,825	$10,842	$7,983

Research and development expenses for the six months ended June 30, 2024 increased to $18.8 million from $10.8 million for the corresponding period in 2023, primarily due to increased clinical development expenses for our Phase 2b CORAL trial, our Phase 2a RIVER trial, our HAP study and our recently initiated Phase 1b TIDAL study. These increases were partially offset by decreased clinical development expenses for our Phase 2b/3 PRISM trial.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 increased to $6.4 million from $5.1 million for the corresponding period in 2023, primarily due to increases in personnel and related expenses, stock-based compensation expense, information technology services, market research costs and professional fees.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2024 was $1.9 million compared to other income, net of $2.4 million for the corresponding period in 2023. The change was primarily due to a decrease in interest income of $0.5 million due to lower cash equivalent and marketable securities balances.

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

In June 2023, we filed with the SEC the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into the 2023 ATM Sales Agreement with Leerink Partners, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of June 30, 2024, we had issued and sold 1,474,926 shares of common stock for gross proceeds of $5.0 million, before deducting estimated commissions and allocated fees of $0.2 million under the 2023 ATM Sales Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(19,150)	$(18,072)	$(1,078)
Net cash (used in) provided by investing activities	(5,323)	28,601	(33,924)
Net cash provided by (used in) financing activities	5,039	(9,366)	14,405
Net (decrease) increase in cash and cash equivalents	$(19,434)	$1,163	$(20,597)

Operating Activities

During the six months ended June 30, 2024, operating activities used $19.2 million of net cash, resulting from our net loss of $23.3 million partially offset by net changes in our operating assets and liabilities of $2.7 million and net non-cash charges of $1.4 million. Changes in our operating assets and liabilities consisted of a $1.9 million decrease in prepaid expenses and other current assets and a $1.1 million increase in accrued expenses and other liabilities partially offset by a $0.3 million decrease in accounts payable. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments related to our clinical trial work performed by our CROs. The increase in accrued expenses and other liabilities was primarily due to an increase in accruals for clinical development and clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $1.9 million, $0.2 million change in value of our operating lease right-of-use assets and liabilities and $0.1 million of depreciation and amortization, partially offset by $0.7 million of accretion of our available-for-sale marketable securities.

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

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $5.3 million, primarily related to $40.2 million of purchases of available-for-sale marketable securities, partially offset by $34.9 million of proceeds from maturities of available-for-sale marketable securities.

During the six months ended June 30, 2023, net cash provided by investing activities was $28.6 million, consisting primarily of $37.7 million of proceeds from maturities of available-for-sale marketable securities partially offset by $9.0 million of purchases of available-for-sale marketable securities.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $5.0 million, primarily consisting of gross cash proceeds of $5.0 million, net of commissions from sales of our common stock under the 2023 ATM Sales Agreement, and $0.2 million of cash proceeds from the exercise of stock options, partially offset by $0.1 million of payments on our finance lease.

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
•
our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity; and
•
our HAP study comparing the abuse potential of oral nalbuphine to IV butorphanol.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial in RCC, our HAP study, and our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, as well as trials for any future product candidates;
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
•
our potential obligation to make milestone payments to Endo Pharmaceuticals Inc., or Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the U.S., as well as our potential obligations to pay Endo royalties on the net sales of the product;
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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in IPF or RCC or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, is the most important to understanding and evaluating our reported financial results. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $23.3 million and $29.1 million for the six months ended June 30, 2024 and for the year ended December 31, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $262.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, our Phase 2a RIVER clinical trial of Haduvio for the treatment of refractory chronic cough, or RCC, and our human abuse potential, or HAP, study, and our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA, and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;
•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in IPF, or RCC or for any future product candidate that successfully completes clinical trials, if any;
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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2024 and the year ended December 31, 2023, we used net cash of $19.2 million and $31.7 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of June 30, 2024, our cash, cash equivalents and marketable securities were $69.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as we:

•
conduct our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF;
•
conduct our Phase 2a RIVER clinical trial of Haduvio for the treatment of RCC;
•
conduct our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity; and
•
conduct our HAP study to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol.

In addition, we may incur additional expenses:

•
if we determine to conduct an additional clinical trial of Haduvio for other indications; and
•
if we acquire or in-license rights to other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials.

In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the United States, or U.S., ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in IPF or RCC, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our Phase 2b CORAL clinical trial of Haduvio for the treatment of chronic cough in IPF, our Phase 2a RIVER clinical trial in RCC, our HAP study, and our

Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, as well as trials for any future product candidates;
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
•
our ability to identify potential collaborators for Haduvio for the treatment of chronic cough in IPF or RCC or for the treatment of prurigo nodularis or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
•
the extent to which we acquire or in-license rights to other potential product candidates or technologies and the terms and timing of any such acquisition or licensing arrangements;
•
our potential obligation to make milestone payments to Endo Pharmaceuticals Inc., or Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the U.S., as well as our potential obligations to pay Endo royalties on the net sales of the product;
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
•
conduct our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity; and
•
conduct our HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol.

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

We are focused on the development of Haduvio for the treatment of chronic cough in IPF and RCC. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in IPF or RCC are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

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
completing our HAP study;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in IPF and RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio, which is a mixed κ-opioid receptor agonist and μ-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the U.S. and Europe. Nalbuphine is currently not commercially available in an oral dosage form, such as Haduvio. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. Additionally, Haduvio has not been approved in any indication. No therapies have been approved for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. for the treatment of RCC. Gefapixant has been approved in Europe, Switzerland, and Japan for the treatment of RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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
•
regulation of the importation or handling of drug substance and study equipment necessary to conduct clinical trials of the product candidate may significantly differ between jurisdictions, which could cause delays or prohibit us in delivering drug substance or study equipment to clinical trial sites;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required that the FDA update or issue guidance relating to the format and content of Diversity Action Plans, or DAPs, required by sections of the Federal Food, Drug, and Cosmetic Act, or FDCA. Sponsors are required to develop and submit these plans for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. The FDA issued its draft guidance in June 2024, which will apply to any applicable trial for which enrollment commences after 180 days from the publication of the final guidance. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include, among other things, the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

Similarly, the regulatory landscape related to clinical trials in the European Union, or E.U., recently evolved. The E.U. Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each Member State of the E.U., or E.U. Member State, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all Member States concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision per Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all Member States concerned, and a separate assessment by each Member State with respect to specific requirements related to its own territory, including ethics rules. Each Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the CTA is approved, clinical study development may proceed. If we are not able to address these changes in existing requirements or the adoption of new requirements or policies governing clinical trials or there are difficulties with the implementation of the CTR process, our development plans may be impacted.

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

PROs have an important role in the development and regulatory approval of treatments for cough. However, PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing cough. Such assessments can be influenced by a number of factors and can vary widely from day to day for any particular patient and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in IPF and RCC is dependent upon our ability to enroll a sufficient number of patients with these severe conditions. We experienced delays and difficulties in the enrollment of patients in our clinical trials, including our Phase 2 CANAL trial, which delayed the completion of our trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF and RCC, and patients are generally only able to enroll in a single trial at a time. No therapies have been approved for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. for the treatment of RCC. However, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials.

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

Opioids as a class are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We have initiated our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1b study, it could affect our ability to conduct a trial in this patient population.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, BI 1839100, which is being developed by Boehringer Ingelheim, and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of RCC and unexplained chronic cough that might be used off-label to treat chronic cough in IPF.

If Haduvio is approved for the treatment of RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of RCC such as gefapixant, a P2X3 antagonist, which is being developed by Merck. However, in December 2023, Merck received a Complete Response Letter from the FDA, which concluded that Merck’s application did not meet substantial evidence of effectiveness for treating RCC and unexplained chronic cough. Other product candidates that are currently in development for the treatment of RCC include camlipixant, a P2X3 antagonist, which is being developed by GSK plc, NTX-1175, a charged sodium channel blocker, which is being developed by Nocion, GDC-6599, a TRPA1 antagonist, which is being developed by Genentech, AX-8, a TRPM8 antagonist, which is being developed by Axalbion, and GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. In October 2020, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. In February 2022, the Bankruptcy Court approved a settlement of Mallinckrodt’s opioid litigation and broader chapter 11 reorganization plan, which was also subject to approval by Irish authorities. On April 27, 2022, the High Court of Ireland confirmed the scheme of arrangement between Mallinckrodt, its creditors and its members under Irish law and ordered that the scheme of arrangement would become effective on the same date that the chapter 11 reorganization plan becomes effective. On June 16, 2022, Mallinckrodt announced that it had completed its reorganization process, emerged from chapter 11 bankruptcy proceedings and completed the Irish examinership proceedings. In August 2023, Mallinckrodt again filed for bankruptcy protection in the Bankruptcy Court and sought that court’s approval of a second chapter 11 reorganization plan. On October 10, 2023, the Bankruptcy Court confirmed Mallinckrodt’s plan of reorganization. On November 14, 2023, Mallinckrodt emerged from bankruptcy. On December 7, 2023, and June 10, 2024, the Bankruptcy Court entered orders closing certain of the bankruptcy cases filed by Mallinckrodt and its subsidiaries. It is currently uncertain what impact, if any, Mallinckrodt’s bankruptcy filings and the associated reorganization plans may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

In addition, geopolitical actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications and the maintenance, enforcement or defense of our issued patents.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as it is no longer part of the European Single Market and E.U. Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to E.U. rules. The United Kingdom. and E.U. have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

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

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious and in violation of federal law. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, and if it continues, and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as FDA acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

In addition, disruptions may result that are similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

In October 2022, President Biden signed an executive order to implement the E.U.-U.S. Data Privacy Framework, which would serve as a replacement to the E.U.-U.S. Privacy Shield. The E.U. initiated the process to adopt an adequacy decision for the E.U.-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the E.U.-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the E.U. to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the E.U.-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the E.U.-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact any future business we may have at the international level.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws, such as the United Kingdom. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the U.S. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

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

As of June 30, 2024, we had 26 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of July 31, 2024, warrants issued to the Initial Private Placement Investor to purchase 6,000,000 shares of common stock remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of July 31, 2024, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of July 31, 2024, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 15,282,760 shares of common stock remained outstanding.

Finally, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the

September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of July 31, 2024, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 13,270,983 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 15,282,760 shares of common stock remained outstanding of as July 31, 2024. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 13,270,983 shares of common stock remained outstanding as of July 31, 2024.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 24.0% of our common stock as of July 31, 2024. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to SOX Section 404, we are required to furnish annual reports by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective. If we are unable to comply with the requirements of SOX Section 404 in a timely manner or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended June 30, 2024, Farrell Simon, the Company’s Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of the Company's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. This plan has an effective date of April 9, 2024 and an expiration date of July 9, 2025. Pursuant to the plan, the aggregate number of options to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 131,900.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)