Form 10-Q
period 2024-09-30
Trevi Therapeutics, Inc.
filed 2024-11-06
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 76,865,711 shares of common stock, $0.001 par value per share, outstanding.

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
•
Adverse events or undesirable side effects caused by, or other unexpected properties of, Haduvio or any future project candidate may be identified during development and could delay or prevent the marketing approval or limit the use of Haduvio or any future product candidate. Haduvio, as a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action, including psychiatric side effects, withdrawal effects, respiratory depression and potential cardiac risk, as well as endocrine side effects associated with opioids generally.
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
•
Many currently approved mu-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits. We are conducting a HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol. We expect to report topline data from this study in December 2024. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the study indicates that Haduvio does not carry such risks, the FDA may require us to implement a Risk Evaluation and

Mitigation Strategy in connection with any commercialization of Haduvio and the U.S. Drug Enforcement Agency could determine that Haduvio should be classified as a controlled substance.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	Unaudited
Current assets:
Cash and cash equivalents	$16,052	$32,397
Marketable securities	49,441	50,574
Prepaid expenses	1,176	3,621
Other current assets	667	955
Total current assets	67,336	87,547
Operating lease right-of-use assets	973	1,137
Finance lease right-of-use assets	169	206
Property, equipment and leasehold improvements, net	174	216
Other non-current assets	256	297
Total assets	$68,908	$89,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,614	$1,809
Accrued expenses	7,212	3,709
Operating lease liabilities	235	184
Finance lease liabilities	62	122
Total current liabilities	9,123	5,824
Operating lease liabilities	816	1,001
Finance lease liabilities	—	31
Total liabilities	9,939	6,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued or outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; and 75,454,375 and 68,283,699 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	75	68
Additional paid-in capital	334,385	321,642
Accumulated other comprehensive income (loss)	139	(29)
Accumulated deficit	(275,630)	(239,134)
Total stockholders’ equity	58,969	82,547
Total liabilities and stockholders’ equity	$68,908	$89,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$11,224	$6,323	$30,049	$17,165
General and administrative	2,863	2,722	9,232	7,825
Total operating expenses	14,087	9,045	39,281	24,990
Loss from operations	(14,087)	(9,045)	(39,281)	(24,990)
Other income (expense):
Interest income, net	826	1,183	2,759	3,611
Other (expense) income, net	(11)	154	(17)	472
Interest expense	(1)	(3)	(3)	(387)
Total other income, net	814	1,334	2,739	3,696
Loss before income taxes	(13,273)	(7,711)	(36,542)	(21,294)
Income tax benefit	31	13	46	50
Net loss	$(13,242)	$(7,698)	$(36,496)	$(21,244)
Basic and diluted net loss per common share outstanding	$(0.13)	$(0.08)	$(0.36)	$(0.21)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	101,282,228	99,325,540	100,616,111	98,880,882
Net loss	$(13,242)	$(7,698)	$(36,496)	$(21,244)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale marketable securities	223	31	168	(95)
Comprehensive loss	$(13,019)	$(7,667)	$(36,328)	$(21,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2024	72,591,917	$73	$328,573	$(84)	$(262,388)	$66,174
Stock-based compensation	—	—	822	—	—	822
Issuance of common stock from exercise of stock options	113,736	—	162	—	—	162
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,611,803	1	4,829	—	—	4,830
Issuance of common stock from pre-funded warrant exercise	1,136,919	1	(1)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	223	—	223
Net loss	—	—	—	—	(13,242)	(13,242)
Balance at September 30, 2024	75,454,375	$75	$334,385	$139	$(275,630)	$58,969

Balance at June 30, 2023	63,098,455	$63	$318,873	$(248)	$(223,615)	$95,073
Stock-based compensation	—	—	530	—	—	530
Issuance of common stock from exercise of stock options	6,875	—	3	—	—	3
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	750,000	1	1,670	—	—	1,671
Unrealized gains on available-for-sale marketable securities	—	—	—	31	—	31
Net loss	—	—	—	—	(7,698)	(7,698)
Balance at September 30, 2023	63,855,330	$64	$321,076	$(217)	$(231,313)	$89,610

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	2,671	—	—	2,671
Issuance of common stock from exercise of stock options	243,254	—	381	—	—	381
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	3,086,729	3	9,661	—	—	9,664
Issuance of common stock from Employee Stock Purchase Plan	30,675	—	34	—	—	34
Issuance of common stock from pre-funded warrant exercise	3,810,018	4	(4)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	168	—	168
Net loss	—	—	—	—	(36,496)	(36,496)
Balance at September 30, 2024	75,454,375	$75	$334,385	$139	$(275,630)	$58,969

Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	1,713	—	—	1,713
Issuance of common stock from exercise of stock options	143,789	—	73	—	—	73
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	750,000	1	1,670	—	—	1,671
Issuance of common stock from Employee Stock Purchase Plan	19,273	—	33	—	—	33
Issuance of common stock from pre-funded warrant exercise	2,998,838	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(21,244)	(21,244)
Balance at September 30, 2023	63,855,330	$64	$321,076	$(217)	$(231,313)	89,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(36,496)	$(21,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,671	1,713
Operating lease right-of-use assets	262	259
Depreciation and amortization	109	88
Accretion of available-for-sale marketable securities, net	(1,070)	(1,774)
Accretion/accrual of term loan discounts and debt issuance costs	—	180
Loss on disposal of property, equipment and leasehold improvements	—	10
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	3,276	28
Prepaid expenses and other current assets	2,736	(2,935)
Accounts payable	(194)	(1,676)
Net cash used in operating activities	(28,706)	(25,351)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	55,643	55,679
Purchases of available-for-sale marketable securities	(53,271)	(8,981)
Purchases of property, equipment and leasehold improvements	(28)	(115)
Net cash provided by investing activities	2,344	46,583
Financing activities:
Proceeds from at-the-market sales, net of commissions	9,697	1,710
Proceeds from exercises of stock options	381	73
Proceeds from employee stock purchase plan	34	33
Payments of finance lease	(95)	(63)
Repayments of term loan	—	(9,409)
Payments of offering costs	—	(200)
Net cash provided by (used in) financing activities	10,017	(7,856)
Net (decrease) increase in cash and cash equivalents	(16,345)	13,376
Cash and cash equivalents at beginning of period	32,397	12,589
Cash and cash equivalents at end of period	$16,052	$25,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis (“IPF”) and refractory chronic cough. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA). Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the United States (“U.S.”) and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to September 30, 2024 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 8.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2024 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2024 and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other interim period or any future year or period.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through September 30, 2024 and December 31, 2023. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

There have been no new pronouncements adopted during the nine months ended September 30, 2024.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	September 30, 2024
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$14,622	$35	$—	$14,657
U.S. government agency securities	14,328	47	—	14,375
U.S. treasury securities	9,882	48	—	9,930
Commercial paper	6,748	6	—	6,754
Asset backed securities	3,722	3	—	3,725
Total marketable securities	$49,302	$139	$—	$49,441

	December 31, 2023
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$45,686	$20	$(53)	$45,653
U.S. government agency securities	4,917	9	(5)	4,921
Total marketable securities	$50,603	$29	$(58)	$50,574

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	September 30, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$44,640	$44,754
One year through two years	4,662	4,687
Total	$49,302	$49,441

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$49,651	$49,618
One year through two years	952	956
Total	$50,603	$50,574

During the three and nine months ended September 30, 2024 and 2023, there were no realized gains or losses on available-for-sale marketable securities.

As of each September 30, 2024 and December 31, 2023, the Company had zero securities in a continuous unrealized loss position for more than 12 months and considered any such losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Accordingly, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of September 30, 2024 and December 31, 2023, accrued interest receivables on the Company’s available-for-sale marketable securities were $285 and $485, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial assets:
Cash equivalents	Money market funds	$12,685	$—	$—	$12,685
Marketable securities	Corporate bonds	—	14,657	—	14,657
Marketable securities	U.S. government agency securities	—	14,375	—	14,375
Marketable securities	U.S. treasury securities	—	9,930	—	9,930
Marketable securities	Commercial paper	—	6,754	—	6,754
Marketable securities	Asset backed securities	—	3,725	—	3,725
Cash equivalents	Commercial paper	—	2,344	—	2,344
Total assets		$12,685	$51,785	$—	$64,470

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash equivalents	Money market funds	$30,404	$—	$—	$30,404
Marketable securities	Corporate bonds	—	45,653	—	45,653
Marketable securities	U.S. government agency securities	—	4,921	—	4,921
Total assets		$30,404	$50,574	$—	$80,978

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

The following table presents the Company's lease-related assets and liabilities as presented on its Condensed Consolidated Balance Sheets:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$973	$1,137
Finance lease assets	Finance lease right-of-use assets	169	206
Total lease assets		$1,142	$1,343
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$235	$184
Finance lease liabilities	Finance lease liabilities, current portion	62	122
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	816	1,001
Finance lease liabilities	Finance lease liabilities, non-current portion	—	31
Total lease liabilities		$1,113	$1,338

The following table presents information related to the Company's lease expense for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$85	$85	$256	$202
Finance lease expense	12	12	36	24
Total lease expense	$97	$97	$292	$226

Future minimum lease payments from September 30, 2024 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2024	$78	$32
2025	349	32
2026	368	—
2027	377	—
2028	95	—
Total minimum lease payments	1,267	64
Less: Amount of lease payments representing interest	(216)	(2)
Present value of future minimum lease payments	$1,051	$62

The following table presents certain information related to the lease terms and discount rates for the Company's leases:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	3.5 years	4.3 years
Finance leases	0.5 years	1.3 years

Weighted average discount rate:
Operating leases	11.00%	11.00%
Finance leases	4.37%	4.37%

The following table presents supplemental cash flow information related to the Company's leases for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$78	$69	$224	$162
Finance lease payments	$32	$32	$95	$63
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$1,289
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$242

6.
Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued R&D projects	$4,578	$1,579
Accrued compensation and benefits	1,824	1,614
Accrued consulting and professional fees	765	510
Accrued other	45	6
Total accrued expenses	$7,212	$3,709

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

Interest expense on the SVB Term Loan, which was comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the weighted average interest rate applicable to borrowings under the SVB Term Loan was 10.25%. For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, there was no interest expense on the SVB Term Loan as the loan was fully extinguished in May 2023.

Nine Months Ended September 30,
2023
Interest payments	$202
Accrual of the final payment fee	150
Accretion and amortization of term loan discounts	30
$382

8.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	September 30, 2024	December 31, 2023
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	37,120,209	40,931,506
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	8,684,716	6,549,183
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,146,781	1,177,456
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	292,628	565,792
	47,244,334	49,223,937

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

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the ATM Sales Agreement. As of September 30, 2024, the Company had issued and sold 3,086,729 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $10.0 million, before deducting estimated commissions and allocated fees of $0.3 million.

Subsequent to September 30, 2024, and through October 31, 2024, the Company issued and sold 1,411,336 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $ 4.6 million, before deducting estimated commissions and allocated fees of $ 0.1 million.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	31,227,802	9,703,704	40,931,506	$0.33
Exercised	(3,811,297)	—	(3,811,297)	$0.001
Outstanding as of September 30, 2024	27,416,505	9,703,704	37,120,209	$0.36

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 8,977,344 as of September 30, 2024, of which 1,036,876 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2024 and January 1, 2023, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares in each case, equal to the 2019 Plan determined maximum for each year.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of September 30, 2024 and December 31, 2023, respectively, options to purchase 7,647,840 shares and 4,746,508 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of September 30, 2024 and December 31, 2023, respectively, options to purchase 292,628 and 565,792 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted options to purchase 832,250 shares of common stock subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2024 vest based on the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	5,312,300	$3.24
Granted	3,396,750	$2.58
Forfeited	(457,500)	$2.25
Exercised	(243,254)	$1.56
Expired	(67,828)	$2.63
Outstanding as of September 30, 2024	7,940,468	$3.07
Options exercisable as of September 30, 2024	3,578,089	$3.81
Options unvested as of September 30, 2024	4,362,379	$2.47

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,146,781 as of September 30, 2024, all of which remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares, equal to the 2019 ESPP determined maximum for the year. No increase was made on January 1, 2024.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expense	$526	$319	$1,596	$1,056
Research and development expense	296	211	1,075	657
Total stock-based compensation expenses	$822	$530	$2,671	$1,713

9.
Income Taxes

As of September 30, 2024 and December 31, 2023, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and nine months ended September 30, 2024 and 2023 was for the Company’s estimates for its state research and development tax credits in each given year.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(13,242)	$(7,698)	$(36,496)	$(21,244)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	101,282,228	99,325,540	100,616,111	98,880,882
Basic and diluted net loss per common share outstanding	$(0.13)	$(0.08)	$(0.36)	$(0.21)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of September 30, 2024 and December 31, 2023, the Company had pre-funded warrants to purchase 27,416,505 and 31,227,802 shares of common stock outstanding, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the three and nine months ended September 30, 2024 and 2023, respectively.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of September 30, 2024 and 2023, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2024	2023
Warrants	9,703,704	9,703,704
Stock Options	7,940,468	5,315,543
Total potential common shares	17,644,172	15,019,247

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in idiopathic pulmonary fibrosis, or IPF, and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA). Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. Nalbuphine is a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

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

We are conducting our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in IPF. This trial is being conducted at multiple sites in ten countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio over six weeks as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. We expect the trial to enroll approximately 160 patients. The protocol for the Phase 2b CORAL clinical trial provides for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial are evaluable for the primary endpoint. In October 2024, we reached 50% of the targeted study enrollment. As a result, we expect the SSRE analysis will be performed once the last of these patients completes the six weeks of treatment and is evaluable for the primary endpoint. The outcome of the SSRE analysis is expected in December 2024 and is expected to result in the recommendation to: maintain the current targeted sample size of 160 patients, upsize the targeted sample size within a pre-specified range, or evaluate for futility. Assuming no adjustments are made to the sample size, we expect to report topline results in the first half of 2025.

We are also conducting a Phase 1b respiratory physiology study, which we refer to as TIDAL, in the United Kingdom and U.S. and we have initiated screening. The study will evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. TIDAL is a randomized, single-blind, placebo-controlled study. We expect to enroll up to approximately 25 patients who will be in-patient for ten days. The primary endpoint of the study is the effect of escalating doses of Haduvio on respiratory function, as measured by minute ventilation. Secondary endpoints of additional respiratory functions will also be measured. The goal of this study is to define the patient population for any Phase 3 studies that we may conduct in chronic cough in IPF.

RCC Program. We are also developing Haduvio for the treatment of RCC. We are conducting a Phase 2a clinical trial of Haduvio for RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial is a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that is designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of RCC. We are conducting this trial at multiple sites in the United Kingdom and Canada. The primary endpoint of the trial is a mean change in 24-hour cough frequency in the overall population as determined using an objective cough monitor. Based on the screening results, the trial enrolled patients into one of two subgroups: 10-19 coughs/hour (moderate 24-hour cough frequency) and ≥20 coughs/hour (high 24-hour cough frequency). The trial will explore secondary endpoints, including patient reported outcome measures for cough frequency and severity. The trial was designed to enroll approximately 60 adult patients. In October 2024, we announced that we had completed enrollment of this trial. We expect to report topline efficacy and safety data in the first quarter of 2025.

Human Abuse Potential. We are conducting a human abuse potential, or HAP, study to compare the abuse potential of oral nalbuphine to intravenous, or IV, butorphanol. The parenteral version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study is a randomized, double-blind, active and placebo-controlled five-way crossover study. The study is being conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied and has been completed. The U.S. Food and Drug Administration, or FDA, requested that we submit the data from the first part of the study in support of our IV butorphanol dose selection for review and comment prior to commencing the second part of the study. We submitted the data to the FDA and the FDA agreed to the selected dose of IV butorphanol. In the second part of the study, we are comparing the likeability of oral nalbuphine with the selected dose of IV butorphanol using various drug-liking scales, including the primary endpoint, which measures the peak effect for drug liking assessed using a visual analog scale. We are also evaluating safety and physiological measures, pharmacokinetic data, and abuse-related adverse events. The second part of the study is fully enrolled and dosing is complete. We expect to report topline data from the study in December 2024.

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

We expect that we will need to conduct an additional Phase 3 clinical trial to support the submission of a new drug application to the FDA, a marketing authorization application, or MAA, to the European Medicines Agency and an MAA to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom for Haduvio for the treatment of prurigo nodularis. Following discussions with the FDA and other regulatory authorities, we plan to determine next steps with respect to our prurigo nodularis program, including with respect to the conduct of any future Phase 3 clinical trial. We do not intend to complete the development of Haduvio for this indication ourselves, and may seek to enter into a strategic collaboration for the continued development of this program.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2024, we had an accumulated deficit of $275.6 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in IPF and RCC or for the treatment of prurigo nodularis and we can provide no assurance that we will ever generate significant revenue or profits.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), or Leerink Partners, which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of September 30, 2024, we had issued and sold 3,086,729 shares of common stock for gross proceeds of $10.0 million, before deducting estimated commissions and allocated fees of $0.3 million under the 2023 ATM Sales Agreement. Subsequent to September 30, 2024, and through October 31, 2024, we issued and sold 1,411,336 shares of common stock for gross proceeds of $4.6 million, before deducting estimated commissions and allocated fees of $0.1 million under the 2023 ATM Sales Agreement.

On October 5, 2021 and October 18, 2021, we issued and sold in two private placements, or the October 2021 Private Placements, in the aggregate (i) 4,225,053 shares of our common stock and accompanying warrants to purchase an aggregate of 8,450,106 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Each share of our common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $14.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and continued to be exercisable until exercised in full. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, warrants to purchase an aggregate of 1,851,852 shares had an expiration date of April 18, 2025, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028, and warrants to purchase an aggregate of 1,851,852 shares had an expiration date of October 18, 2028. As of October 31, 2024, all of the pre-funded warrants have been exercised, all of the accompanying common stock warrants expiring on April 5, 2025 have been exercised, and accompanying common stock warrants to purchase 1,299,270 shares expiring on October 5, 2028 have been exercised. Warrants to purchase 1,851,852 shares of common stock that are to expire on April 18, 2025, warrants to purchase

6,000,000 shares of common stock that are to expire on October 5, 2028 and warrants to purchase 1,851,852 shares of common stock that are to expire on October 18, 2028 remained outstanding.

On April 11, 2022, we issued and sold in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock. Each share of our common stock was sold at a price of $1.90, and each pre-funded warrant was sold at a price of $1.899 per warrant share, for gross proceeds of approximately $55.0 million. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. As of October 31, 2024 pre-funded warrants to purchase 14,145,522 shares of common stock that we issued and sold in the April 2022 Private Placement remained outstanding.

On September 27, 2022, we issued and sold 14,252,670 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering, or the September 2022 Offering, at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement, or the Underwriting Agreement, with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters, or the Underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, or the Option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, or the Additional Shares, at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to us of approximately $58.1 million. As of October 31, 2024, pre-funded warrants to purchase 13,270,983 shares of common stock that we issued and sold in the September 2022 Offering remained outstanding.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $65.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We expect our research and development expenses to increase as we pursue our development program, pursue regulatory approval of Haduvio in the U.S., Europe and other jurisdictions outside the U.S. and prepare for a possible commercial launch of Haduvio. Predicting the timing or the cost to conduct our Haduvio development program and prepare for a possible commercial launch of Haduvio is difficult and delays may occur because of many factors including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on our development program. Furthermore, we are unable to predict when or if Haduvio will receive regulatory approval in the U.S. or elsewhere with any certainty.

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

Other Income, Net

Other income, net consists of foreign currency transaction gains and losses as well as employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act as well as an immaterial effect from the early extinguishment of debt in connection with us paying the remaining amounts due under the SVB Loan Agreement..

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$11,224	$6,323	$4,901
General and administrative	2,863	2,722	141
Total operating expenses	14,087	9,045	5,042
Loss from operations	(14,087)	(9,045)	(5,042)
Other income (expense):
Interest income, net	826	1,183	(357)
Other (expense) income, net	(11)	154	(165)
Interest expense	(1)	(3)	2
Total other income, net	814	1,334	(520)
Loss before income taxes	(13,273)	(7,711)	(5,562)
Income tax benefit	31	13	18
Net loss	$(13,242)	$(7,698)	$(5,544)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Clinical development expenses	$9,289	$4,747	$4,542
Personnel and related expenses	1,458	1,122	336
Stock-based compensation expenses	296	211	85
Other research and development expenses	181	243	(62)
Total research and development expenses	$11,224	$6,323	$4,901

Research and development expenses for the three months ended September 30, 2024 increased to $11.2 million from $6.3 million for the corresponding period in 2023, primarily due to increased clinical development expenses for our Phase 2b CORAL trial, our Phase 2a RIVER trial, and our HAP study as well as an increase in personnel related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 increased to $2.9 million from $2.7 million for the corresponding period in 2023, primarily due to an increase in stock-based compensation expense.

Other Income, Net

Other income, net for the three months ended September 30, 2024 was $0.8 million compared to other income, net of $1.3 million for the corresponding period in 2023. The change was primarily due to a decrease in interest income due to lower cash equivalent and marketable securities balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$30,049	$17,165	$12,884
General and administrative	9,232	7,825	1,407
Total operating expenses	39,281	24,990	14,291
Loss from operations	(39,281)	(24,990)	(14,291)
Other income (expense):
Interest income, net	2,759	3,611	(852)
Other (expense) income, net	(17)	472	(489)
Interest expense	(3)	(387)	384
Total other income, net	2,739	3,696	(957)
Loss before income taxes	(36,542)	(21,294)	(15,248)
Income tax benefit	46	50	(4)
Net loss	$(36,496)	$(21,244)	$(15,252)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Clinical development expenses	$24,413	$12,318	$12,095
Personnel and related expenses	4,110	3,589	521
Stock-based compensation expenses	1,075	657	418
Other research and development expenses	451	601	(150)
Total research and development expenses	$30,049	$17,165	$12,884

Research and development expenses for the nine months ended September 30, 2024 increased to $30.0 million from $17.2 million for the corresponding period in 2023, primarily due to increased clinical development expenses for our Phase 2b CORAL trial, our Phase 2a RIVER trial, our HAP study, and our Phase 1b TIDAL study. These increases were partially offset by decreased clinical development expenses for our Phase 2b/3 PRISM trial.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 increased to $9.2 million from $7.8 million for the corresponding period in 2023, primarily due to increases in personnel related expenses, stock-based compensation expense, information technology services and market research costs.

Other Income, Net

Other income, net for nine months ended September 30, 2024 was $2.7 million compared to other income, net of $3.7 million for the corresponding period in 2023. The change was primarily due to a decrease in interest income of $0.9 million due to lower cash equivalent and marketable securities balances.

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

In June 2023, we filed with the SEC the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into the 2023 ATM Sales Agreement with Leerink Partners, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of September 30, 2024, we had issued and sold 3,086,729 shares of common stock for gross proceeds of $10.0 million, before deducting estimated commissions and allocated fees of $0.3 million under the 2023 ATM Sales Agreement. Subsequent to September 30, 2024, and through October 31, 2024, we issued and sold 1,411,336 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $4.6 million, before deducting estimated commissions and allocated fees of $0.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(28,706)	$(25,351)	$(3,355)
Net cash provided by investing activities	2,344	46,583	(44,239)
Net cash provided by (used in) financing activities	10,017	(7,856)	17,873
Net (decrease) increase in cash and cash equivalents	$(16,345)	$13,376	$(29,721)

Operating Activities

During the nine months ended September 30, 2024, operating activities used $28.7 million of net cash, resulting from our net loss of $36.5 million partially offset by net changes in our operating assets and liabilities of $5.8 million and net non-cash charges of $2.0 million. Changes in our operating assets and liabilities consisted of a $3.3 million increase in accrued expenses and other liabilities and a $2.7 million decrease in prepaid expenses and other current assets partially offset by a $0.2 million decrease in accounts payable. The increase in accrued expenses and other liabilities was primarily due to an increase in accruals for clinical development and clinical trial work performed by our CROs. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments related to our clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $2.7 million, $0.3 million change in value of our operating lease right-of-use assets and liabilities and $0.1 million of depreciation and amortization, partially offset by $1.1 million of accretion of our available-for-sale marketable securities.

During the nine months ended September 30, 2023, operating activities used $25.4 million of net cash, principally resulting from our net loss of $21.2 million and net changes in our operating assets and liabilities of $4.6 million. Changes in our operating assets and liabilities consisted of a $2.9 million increase in prepaid expenses and other current assets, a $1.7 million decrease in accounts payable and a slight increase in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs as well as an increase in prepayments of our corporate insurance policies. The decrease in accounts payable was primarily due to the timing of vendor invoices. The increase in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits and interest payable partially offset by an increase in accruals for research, development and clinical trial work performed by our CROs and consultants. Net cash used in operating activities for the nine months ended September 30, 2023, also included non-cash charges that consisted primarily of stock-based compensation expense of $1.7 million, a $0.3 million change in value of our operating lease right-of-use assets and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs, which were partially offset by $1.8 million of accretion of our available-for-sale marketable securities.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $2.3 million, primarily related to $55.6 million of proceeds from maturities of available-for-sale marketable securities partially offset by $53.3 million of purchases of available-for-sale marketable securities.

During the nine months ended September 30, 2023, net cash provided by investing activities was $46.6 million, consisting primarily of $55.7 million of proceeds from maturities of available-for-sale marketable securities partially offset by $9.0 million of purchases of available-for-sale marketable securities and $0.1 million of purchases property, equipment and leasehold improvements.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $10.0 million, primarily consisting of cash proceeds of $9.7 million, net of commissions, from sales of our common stock under the 2023 ATM Sales Agreement, and $0.4 million of cash proceeds from the exercise of stock options, partially offset by $0.1 million of payments on our finance lease.

During the nine months ended September 30, 2023, net cash used in financing activities was $7.9 million, consisting primarily of repayments of $9.4 million on the SVB Term Loan including payment of the final payment fee and prepayment premium, both associated with the payoff of the SVB Term Loan, and payments of offering costs of $0.2 million. These cash outflows were partially offset by cash proceeds of $1.7 million, net of commissions, from sales of our common stock under the ATM Sales Agreement and $0.1 million of cash proceeds from the exercise of stock options and sales under our 2019 Employee Stock Purchase Plan.

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
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. Our current plans do not take into account the cost of any additional clinical trials of Haduvio.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, is the most important to understanding and evaluating our reported financial results. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $36.5 million and $29.1 million for the nine months ended

September 30, 2024 and for the year ended December 31, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $275.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2024 and the year ended December 31, 2023, we used net cash of $28.7 million and $31.7 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of September 30, 2024, our cash, cash equivalents and marketable securities were $65.5 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including if and as we:

•
conduct our Phase 2b CORAL clinical trial and any additional trials of Haduvio for the treatment of chronic cough in IPF;
•
conduct our Phase 2a RIVER clinical trial and any additional trials of Haduvio for the treatment of RCC;
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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. Our current plans do not take into account the cost of any additional clinical trials of Haduvio.

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
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
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

We expect our expenses to increase substantially in connection with our planned operations, particularly if and as we:

•
conduct our Phase 2b CORAL clinical trial and any additional trials of Haduvio for the treatment of chronic cough in IPF;
•
conduct our Phase 2a RIVER clinical trial and any additional trials of Haduvio for the treatment of RCC;
•
conduct our Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
conduct our HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol; and
•
seek regulatory and marketing approvals for Haduvio.

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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in IPF and RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA). Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the U.S. and Europe and is currently not commercially available in an oral dosage form. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. Additionally, Haduvio has not been approved in any indication. No therapies have been approved for the treatment of chronic cough in IPF and no therapies have been approved in the U.S. for the treatment of RCC. Gefapixant has been approved in Europe, Switzerland, and Japan for the treatment of RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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

In addition, Haduvio, as a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. kappa-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the dual kappa-opioid receptor agonist and mu-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. mu-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts. To support our planned submission of an NDA to the FDA for Haduvio, due to the association of opioids with endocrine dysfunction, we may be required to conduct a clinical trial of Haduvio to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

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

Many currently approved mu-opioid products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits.

Many currently approved mu-opioid receptor agonists require a Risk Evaluation and Mitigation Strategy, or REMS, as part of their approval by the FDA. REMS programs may require medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. While Haduvio has a mu-antagonist mechanism of action and has been well-tolerated in clinical trials to date, we have observed a few cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” which are characteristics that have led to misuse, abuse and addiction of mu-opioids. We are conducting a HAP study to compare the abuse potential of oral nalbuphine to IV butorphanol. If the results of the HAP study suggest that Haduvio may carry risks of misuse, abuse or addiction or even if the study indicates that Haduvio does not carry such risks, the FDA may require us to implement a REMS program in connection with any commercialization of Haduvio. We cannot predict whether a REMS program would be required as part of FDA approval of Haduvio and, if required, what requirements it might entail. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensation of Haduvio, if approved. If a REMS program is required, depending on the extent of the REMS requirements, the program might significantly increase our costs to commercialize Haduvio. Furthermore, risks of Haduvio that are not adequately addressed through a proposed REMS program for Haduvio may also prevent or delay any approval for commercialization.

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

If Haduvio is approved for the treatment of chronic cough in IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, BI 1839100, which is being developed by Boehringer Ingelheim, and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc. In addition, it is possible that product candidates currently in development for the treatment of IPF could, if approved, reduce the need for therapies to treat chronic cough in IPF. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of RCC and unexplained chronic cough that might be used off-label to treat chronic cough in IPF.

If Haduvio is approved for the treatment of RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of RCC such as gefapixant, a P2X3 antagonist, which is being developed by Merck. However, in December 2023, Merck received a Complete Response Letter from the FDA which concluded that Merck’s application did not meet substantial evidence of effectiveness for treating RCC and unexplained chronic cough. Other product candidates that are currently in development for the treatment of RCC include camlipixant, a P2X3 antagonist, which is being developed by GSK plc, taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion, AX-8, a TRPM8 antagonist, which is being developed by Axalbion, GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics, and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.

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

Although we maintain product and clinical trial liability insurance of at least $10.0 million in the aggregate, our insurance coverage may not fully cover potential liabilities that we may incur. The cost of any product or clinical trial liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or otherwise protect against potential clinical trial liability or product liability claims, the development and commercial production and sale of Haduvio or any future product candidate could be prevented or inhibited, which could harm our business, financial condition, results of operations and prospects.

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

We also rely, and plan to continue to rely, on a single supplier, Mallinckrodt, for nalbuphine hydrochloride drug substance. We do not have agreements in place with Mallinckrodt that guarantee supply quantities or pricing. In 2020 and again in 2023, Mallinckrodt and certain of its subsidiaries filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. While these bankruptcy proceedings have resulted in reorganization plans approved by the Bankruptcy Court, it is currently uncertain what remaining impact, if any, Mallinckrodt’s bankruptcy filings and the associated reorganization plans may have on its ability to continue supplying nalbuphine hydrochloride drug substance to us. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

We are highly dependent on Jennifer Good, our President and Chief Executive Officer; Thomas Sciascia, M.D., our Chief Scientific Officer; and James Cassella, Ph.D., our Chief Development Officer; as well as the other principal members of our management and scientific teams. Although we have a formal employment agreement with Ms. Good and offer letter agreements with Dr. Sciascia and Dr. Cassella, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of September 30, 2024, we had 27 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of October 31, 2024, warrants issued to the Initial Private Placement Investor to purchase 6,000,000 shares of common stock remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of October 31, 2024, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of October 31, 2024, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 14,145,522 shares of common stock remained outstanding.

Finally, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the

September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of October 31, 2024, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 13,270,983 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 14,145,522 shares of common stock remained outstanding of as October 31, 2024. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 13,270,983 shares of common stock remained outstanding as of October 31, 2024.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 22.6% of our common stock as of October 31, 2024. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until December 31, 2024. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of SOX Section 404 and reduced disclosure obligations regarding executive compensation. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading market for our common stock may be less active and our stock price may be more volatile.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.2*	Consulting Services Agreement, dated as of September 28, 2024, by and between the Registrant and David Clark, MBChB, MRCP

10.3*	Offer Letter, dated as of September 27, 2024, by and between the Registrant and James Cassella, Ph.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: November 6, 2024	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)