Form 10-K
period 2024-12-31
Trevi Therapeutics, Inc.
filed 2025-03-18
CIK 1563880

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market, was $179.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2025 was 96,682,229.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our clinical trials, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, our planned Phase 2 clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease or non-IPF ILD, and our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough or RCC;
•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and RCC;
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

•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and RCC. Before commencing the trials, we plan to submit the protocols to regulatory authorities to obtain any feedback they may have. Changes in the design of the planned trials or regulatory delays may affect the timing and costs of our planned or ongoing trials and may affect our ability to complete the trials with our existing cash resources.

•
The outcome of clinical trials of a product candidate may not be predictive of the success of later clinical trials of such product candidate or of clinical trials of such product candidate for different indications. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials.

•
We have experienced delays and difficulties in the enrollment of patients in our clinical trials in the past. If we experience delays or difficulties in the enrollment of patients in current or future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough with IPF, with IPF, with chronic cough in non-IPF ILD, and RCC, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments not specifically approved to treat chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC, and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such treatments to participate in our clinical trials.

•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is uncertain, which may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate on a timely basis or at all.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, chronic cough in patients with non-IPF interstitial lung disease, or non-IPF ILD, and refractory chronic cough, or RCC.

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist, or KAMA. Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also potentially mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe. We believe this makes Haduvio a promising potential therapy for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC.

Chronic Cough in Patients with IPF Program. IPF is a rare, chronic, progressive lung disease, characterized by scarring and thickening of lung tissue leading to a loss of lung function and reduced life expectancy. Most patients diagnosed with IPF suffer from a dry, non-productive chronic cough that interrupts their daily living and contributes to poor quality of life. Chronic coughing can have a debilitating physical and psychosocial burden, exacerbate concomitant respiratory disease, cause loss of sleep and reduce mobility. Cough may be an independent predictor of disease progression in IPF, and therefore we believe cough may contribute to the progression of the underlying disease.

Approximately 140,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have IPF. In addition, up to 85% of IPF patients are reported to suffer from chronic cough. These patients can cough up to 1,500 times per day. There are no approved therapies for the treatment of chronic cough in patients with IPF.

We previously announced positive data from our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF that we conducted at multiple sites in the United Kingdom. In total, 42 patients in the study received Haduvio. In the Phase 2 CANAL trial, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

We are conducting our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in patients with IPF. This trial is being conducted at multiple sites in ten countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured by an objective cough monitor. The protocol for the Phase 2b CORAL clinical trial provided for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial were evaluable for the primary endpoint. In December 2024, we announced that this analysis resulted in no change to the targeted 160 patient sample size for the trial. We completed enrollment of the trial in February 2025 and expect to announce topline results in the second quarter of 2025.

We are also conducting a Phase 1b study that we refer to as TIDAL, which will evaluate the effect of Haduvio on respiratory physiology in patients with IPF. TIDAL is a two-part in-clinic study which is expected to enroll up to approximately 25 patients in the U.K. and U.S. The goal of this study is to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We expect to use the data from the study to help define the patient population for any Phase 3 clinical trials that we may conduct in chronic cough in patients with IPF.

We expect to request an end of Phase 2 meeting with the FDA in 2025 and to initiate a Phase 3 program, which we expect will include two clinical trials, in the first half of 2026, subject to the results of the Phase 2b CORAL clinical trial.

Chronic Cough in Patients with non-IPF ILD Program. Similar to IPF, non-IPF ILDs are characterized by scarring and thickening of lung tissue leading to a loss of lung function and reduced life expectancy. Many patients diagnosed with non-IPF ILD suffer from a dry, non-productive chronic cough that is as disruptive as the cough associated with IPF. Cough may be an independent predictor of disease progression in non-IPF ILDs, and therefore we believe cough may contribute to the progression of the underlying disease and worsening health outcomes.

Approximately 140,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have ILDs other than IPF. In addition, up to 60%-70% of non-IPF ILD patients are reported to suffer from chronic cough. There are no approved therapies for the treatment of chronic cough in patients with non-IPF ILD. We are currently planning this trial, including determining the population of non-IPF ILD patients who have cough hypersensitivity and may be appropriate for this trial. Assuming positive data from the Phase 2b CORAL clinical trial, we plan to conduct a Phase 2 clinical trial for such patients with non-IPF ILD, subject to discussions with Health Authorities.

RCC Program. Chronic cough affects up to 10% of the adult population and is defined as a persistent cough lasting more than eight weeks, despite treatment for an underlying condition. RCC affects approximately 2-3 million adults in the U.S. and is related to biological changes in the central and peripheral nervous systems that lower the threshold of the cough reflex. It is highly disruptive and accompanied by a wide range of complications, ranging from urinary incontinence in females to sleep disruption and social embarrassment that causes significant social and economic burden for patients and those around them. When a cause for RCC is identifiable, it is most commonly asthma, gastroesophageal reflux disease, or GERD, non-asthmatic eosinophilic bronchitis, and upper airway cough syndrome or post-nasal drip. The RCC population is generally considered to also include those with unexplained chronic cough where no cough-associated conditions can be identified.

In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio in patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. We conducted this trial at multiple sites in the United Kingdom and Canada. In total, 66 patients in the trial received Haduvio. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population at Day 21. The full analysis set population included all patients who received at least one dose of study drug and have objective cough count data on both Baseline and Day 21 in at least one treatment period (N=59). In the trial, Haduvio met the primary endpoint with a statistically significant reduction in the objective 24-hour cough frequency of 67% from baseline and 57% on a placebo-adjusted basis (p<0.0001). Patient reported and other secondary outcomes reported in the top-line data were statistically significant and consistent with the primary endpoint. Haduvio demonstrated a statistically significant reduction for the secondary endpoint of reduction in 24-hour cough frequency in two pre-specified subgroups: patients who coughed 10-19 times/hour (moderate 24-hour cough frequency) (p<0.0001), and patients who coughed 20 or greater times/hour (severe 24-hour cough frequency) (p<0.0001). The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We are in the process of designing our next planned trial of Haduvio in patients with RCC. We expect the objectives for the trial will be to determine the dose response and to select doses to be evaluated in a pivotal clinical trial of Haduvio in patients with RCC as well as to further characterize the safety in this specific patient population. Based on these results, we plan to discuss next steps with the FDA and anticipate initiating the next trial after we receive their input.

Human Abuse Potential. In December 2024, we announced positive topline results from our human abuse potential, or HAP, study, which compared the abuse potential of an oral solution of nalbuphine to intravenous, or IV, butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study was a randomized, double-blind, active and placebo-controlled five-way crossover design. The study was conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study was designed to compare oral nalbuphine relative to the selected dose of IV butorphanol using various likeability endpoints. The study demonstrated a statistically significant lower "Drug Liking" for the clinical doses of oral nalbuphine (81mg and 162mg) compared to 6mg IV butorphanol. The supratherapeutic dose of oral nalbuphine (486mg) was numerically lower than the 6mg IV butorphanol for “Drug Liking” but the results were not statistically significant. Secondary endpoints included pharmacodynamic markers and patient reported outcomes, which were generally consistent with the primary endpoint. No serious adverse events, or SAEs, were reported in the study.

Commercialization of Haduvio. We have retained worldwide commercial rights for Haduvio. If Haduvio were to receive marketing approval from the FDA for the treatment of chronic cough in patients with IPF or chronic cough in patients with non-IPF ILD, we would plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales force, which would target pulmonologists who specialize in treating IPF and non-IPF ILD patients, as well as ILD centers of excellence, as applicable. If Haduvio were to receive marketing approval from the FDA for RCC, we would plan to market and commercialize Haduvio in the U.S. with our own focused sales force targeting pulmonologists and other specialists, such as allergists, who treat RCC patients who have failed standard of care or other chronic cough therapies. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

Our Strategy

We are focused on the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC. The key elements of our strategy are:

•
Complete the clinical development of Haduvio for the treatment of chronic cough in patients with IPF.
•
Develop Haduvio for the treatment of chronic cough in patients with non-IPF ILD.
•
Complete the clinical development of Haduvio for the treatment of patients with RCC.
•
Maximize the commercial potential of Haduvio.

Nalbuphine Mechanistic Rationale

Nalbuphine is a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist. Drugs targeting opioid receptors have been studied for decades and the biology and pharmacology of these receptors are well-understood. There are three types of opioid receptors, mu, kappa and delta, which are expressed in varying concentrations in many different tissues, including the central and peripheral nervous systems, airway and lung tissue, circulating immune and inflammatory cells and the skin.

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

In addition to the individual cellular dynamics, published research also supports the phenomena of network interaction dynamics, where activation of one type of opioid receptor type at one anatomical location can influence the activity of a different type of opiate receptor located at a different anatomical location. For example, published research has shown evidence of signaling between cell groups where kappa-receptor activation on specific cells can antagonize mu-opioid receptor activation on other cells. As a result of these apparent network interaction dynamics between the kappa- and mu-opioid receptors, we believe that simultaneously modulating both kappa- and mu-opioid receptors with a single drug offers significant therapeutic potential in diseases that are mediated through these receptors.

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

As shown in the diagram below, kappa- and mu-opioid receptors are naturally concentrated in several areas of the body, including in the brain, brain stem, spinal cord, peripheral nerves, and lungs, which are the areas of the body involved in the physiology of chronic cough.

With respect to cough, kappa- and mu-opioid receptors in the brain stem, lungs and the peripheral lung nerves are believed to be involved in mediating respiration and the cough reflex. While there are no approved opioid therapeutics for suppression of cough in humans, mu-agonist opioids have been used clinically to suppress cough.

Haduvio

Haduvio is an oral extended-release formulation of nalbuphine, a small molecule and a member of the opioid mixed agonist-antagonist class of drugs. Nalbuphine acts as an agonist at the opioid kappa-receptor while competitively antagonizing the mu-opioid receptor. Nalbuphine is a marketed drug currently available only as nalbuphine hydrochloride for injection, a generic equivalent to Nubain, which has been approved in the U.S. and Europe for use in the relief of moderate to severe pain for more than 30 years. Nalbuphine is not currently classified as a controlled substance in the U.S. or most of Europe and is not commercially available in an oral dosage form.

We have leveraged the known mechanism and proven biological activity of nalbuphine in pain to expedite the clinical development of Haduvio. We have also drawn on the safety and tolerability data from eight prior clinical trials of Haduvio conducted by Penwest Pharmaceuticals Co., or Penwest, for which we have licensed rights from Endo Pharmaceuticals Inc. (which acquired Penwest), including two Phase 2 clinical trials of Haduvio for the treatment of pain, to support our clinical development efforts.

Our Haduvio Development Programs

Chronic Cough in Patients with IPF Program

Overview

IPF is a rare, chronic, progressive lung disease, characterized by scarring and thickening of lung tissue leading to a loss of lung function and reduced life expectancy. Most patients diagnosed with IPF suffer from a dry, non-productive chronic cough that interrupts their daily living and contributes to poor quality of life. Chronic coughing can have a debilitating physical and psychosocial burden, exacerbate concomitant respiratory disease, cause loss of sleep and reduce mobility. Cough is an independent predictor of disease progression in IPF, and therefore we believe cough may contribute to the progression of the underlying disease.

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

Clinical Development

Based on the results of our Phase 2 CANAL trial and after discussions with regulatory authorities, we initiated and have since completed enrollment in our Phase 2b CORAL trial of Haduvio for chronic cough in patients with IPF. We expect to announce topline results in the second quarter of 2025. We are also conducting our Phase 1b TIDAL respiratory physiology study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We expect to use the data from the study to help define the patient population for any Phase 3 clinical trials that we may conduct in chronic cough in patients with IPF.

Ongoing Phase 2b CORAL Clinical Trial

The Phase 2b CORAL clinical trial is a double-blind, randomized, placebo-controlled, parallel-arm trial evaluating three doses of Haduvio (27mg, 54mg and 108mg twice daily) against placebo in IPF patients with chronic cough. This trial is being conducted at multiple sites in ten countries. Patients with chronic cough are randomized 1:1:1:1 to one of the three Haduvio doses or placebo for a period of six weeks, which includes an initial two-week titration to the target dose followed by four weeks of fixed dose administration. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The trial will also explore secondary endpoints, including patient reported outcome measures for cough, dyspnea, and quality of life. The protocol for the Phase 2b CORAL clinical trial provided for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial were evaluable for the primary endpoint. In this analysis, an unblinded statistician outside of our company evaluated the conditional power for the high dose of the trial and determined that no change to the targeted sample size for the trial be made. We completed enrollment of the trial in February 2025 and expect to announce topline results in the second quarter of 2025.

Ongoing Phase 1 Respiratory Physiology Clinical Study

The Phase 1b TIDAL study is a randomized, single-blind, placebo-controlled study evaluating the effect of Haduvio on respiratory physiology in patients with IPF. TIDAL is a two-part in-clinic study which is expected to enroll up to approximately 25 patients who will be in-patient for ten days in the U.K. and U.S. The primary endpoint of the study is the effect of escalating doses of Haduvio on respiratory function. Secondary endpoints of additional respiratory functions will also be measured. The goal of this study is to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We expect to use the data from the study to help define the patient population for any Phase 3 clinical trials that we may conduct in chronic cough in patients with IPF.

Next Steps

We will need to conduct a Phase 3 program, which we expect will include two clinical trials, to support the submission of an NDA to the FDA and other regulatory authorities for Haduvio for the treatment of chronic cough in patients with IPF. We expect to request an end of Phase 2 meeting with the FDA in 2025 and initiate our Phase 3 program in the first half of 2026, subject to the results of the Phase 2b CORAL clinical trial.

Phase 2a CANAL Clinical Trial

We previously announced positive data from our Phase 2a CANAL trial. The Phase 2a CANAL trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, and tolerability of Haduvio for chronic cough in patients with IPF that we conducted at multiple sites in the United Kingdom. Patients were randomized into one of two treatment arms. The patients in the first treatment arm received escalating doses of Haduvio for three weeks, which was followed by a two-week washout period and then a three-week treatment period during which they received placebo. The patients in the second treatment arm received placebo during the first three-week treatment period, followed by a two-week washout period, then received escalating doses of Haduvio during the second three-week treatment period. During the active treatment periods, Haduvio was studied over a dosing range starting at 27 mg once daily and titrated in steps to 162 mg twice daily. The primary efficacy endpoint of the trial was mean percent change in daytime cough frequency for Haduvio treatment compared to placebo treatment. Secondary endpoints in the trial included assessments of fatigue, dyspnea or shortness of breath and cough frequency and severity.

In total, 42 patients in the trial received Haduvio. In the full analysis data set, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The trial results comparing patients randomized to Haduvio or placebo showed that:

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

Chronic Cough in Patients with Non-IPF ILD Program

Similar to IPF, non-IPF ILDs are characterized by scarring and thickening of lung tissue leading to a loss of lung function and reduced life expectancy. Many patients diagnosed with non-IPF ILD suffer from a dry, non-productive chronic cough that is as disruptive as the cough associated with IPF. Cough may be an independent predictor of disease progression in non-IPF ILDs, and therefore we believe cough may contribute to the progression of the underlying disease and worsening health outcomes.

Approximately 140,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have ILDs other than IPF. In addition, up to 60%-70% of non-IPF ILD patients are reported to suffer from chronic cough. There are no approved therapies for the treatment of chronic cough in patients with non-IPF ILD. We are currently planning this trial, including determining the population of non-IPF ILD patients who have cough hypersensitivity and may be appropriate for this trial. Assuming positive data from the Phase 2b CORAL clinical trial, we plan to conduct a Phase 2 clinical trial for such patients with non-IPF ILD, subject to discussions with Health Authorities.

RCC Program

Overview

Chronic cough affects up to 10% of the adult population and is defined as a persistent cough lasting more than eight weeks, despite treatment for an underlying condition. RCC affects approximately 2-3 million adults in the U.S. and is related to biological changes in the central and peripheral nervous systems that lower the threshold of the cough reflex. It is highly disruptive and accompanied by a wide range of complications, ranging from urinary incontinence in females to sleep disruption and social embarrassment that causes significant social and economic burden for patients and those around them. When a cause for RCC is identifiable, it is most commonly asthma, gastroesophageal reflux disease, or GERD, non-asthmatic eosinophilic bronchitis, and upper airway cough syndrome or post-nasal drip. The RCC population is generally considered to also include those with unexplained chronic cough where no cough-associated conditions can be identified.

Clinical Development

In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio in patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy and safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. Each treatment period lasted 21 days, separated by a 21-day washout period, and patients on Haduvio had their dose titrated from 27 mg once a day (QD) up to 108 mg twice a day (BID) across the 21-day dosing period. We conducted this trial at multiple sites in the United Kingdom and Canada. The primary endpoint of the study was a mean change in 24-hour cough frequency using an objective cough monitor in the overall population.

In total, 66 patients received Haduvio. In the full analysis data set, Haduvio demonstrated statistically significant results for the primary endpoint of 24-hour cough frequency reduction (p<0.0001) and for secondary endpoints on patient and clinician reported outcomes. The trial results comparing patients randomized to Haduvio or placebo showed that:

•
On the primary endpoint, Haduvio patients had a 67% reduction in 24-hour cough frequency at end of treatment period compared to placebo patients who had a 10% reduction, with a 57% placebo-adjusted change from baseline (p<0.0001);

•
Haduvio demonstrated a statistically significant reduction in 24-hour cough frequency of 66% in the severe cough (20+ coughs/hour) subgroup (N=40) (p<0.0001) and 68% in the moderate cough (10-19 coughs/hour) subgroup (N=13) (p<0.0001);
•
84% of Haduvio patients had at least a 30% reduction in 24-hour cough frequency vs. baseline, as compared to 29% of placebo patients, a difference of 55% (p<0.0001); and
•
A statistically significant reduction in 24-hour cough frequency, as measured by an objective cough monitor, was seen as early as Day 7 (27 mg BID) for patients on Haduvio (p<0.0001).

Patients on Haduvio experienced a statistically significant improvement in patient reported outcomes compared to placebo as early as Day 7 (27 mg BID) in the Cough Severity Visual Analog Scale and the Patient-Reported Cough Frequency. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations. Adverse events most commonly observed during the trial were constipation, nausea, somnolence, headache, dizziness and fatigue and there were no treatment emergent SAEs.

Next Steps

We are in the process of designing our next planned trial of Haduvio in patients with RCC. We expect the objectives for the next trial will be to determine the dose response and to select doses to be evaluated in a pivotal clinical trial of Haduvio in patients with RCC as well as to further characterize the safety in this specific patient population. Based on these results, we plan to discuss next steps with the FDA and anticipate initiating the next trial after we receive their input.

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

We believe there are approximately 300,000 prurigo nodularis patients in the U.S. and approximately 430,000 additional prurigo nodularis patients outside the U.S. Treatment of patients with prurigo nodularis typically involves a multifaceted approach to treat the lesions and reduce pruritus. Therapies may include corticosteroids and other immunosuppressive or anti-inflammatory treatments, phototherapy and drugs such as gabapentin and Lyrica (pregabalin), prescription medicines approved for the treatment of seizures and neuropathic pain, and Dupixent (dupilumab), an injectable prescription medicine, which was approved by the FDA for the treatment of prurigo nodularis in September 2022.

Clinical Development

We have conducted a Phase 2 clinical trial and an open-label extension study of Haduvio in pruritus in patients with prurigo nodularis and a Phase 2b/3 clinical trial and an open-label extension study of Haduvio in patients with prurigo nodularis.

Phase 2b/3 PRISM Clinical Trial

We previously reported positive results in our Phase 2b/3 PRISM trial evaluating the safety and efficacy of Haduvio as compared to placebo in patients with pruritus associated with prurigo nodularis. The trial was a multicenter, randomized, double-blind trial conducted at approximately 70 sites in the U.S. and Europe. The trial enrolled a total of 353 adult patients who had prurigo nodularis. The patients were randomized across two treatment arms: either 162 mg of Haduvio or placebo, each administered twice daily. There were two dosing periods in the trial, both of which were blinded: an initial two-week titration period during which patients received gradually increasing doses of Haduvio or placebo, reaching the final assigned dose on day 15; followed by a 12-week fixed-dosing period. Following the initial 14-week treatment period, patients continued into another two-week blinded titration period during which patients from the placebo arm crossed over to active drug with a standard escalating titration schedule, while patients from the Haduvio arm remained at a stable dose of 162 mg twice daily. This blinded two-week period was followed by an open label extension providing for 36 weeks of stable dosing at 162 mg twice daily of Haduvio for all participants. The open label extension concluded with a final two-week off-treatment washout and safety observation period for all patients.

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

Next Steps

We expect that we would need to conduct an additional Phase 3 clinical trial to support the submission of an NDA to the FDA and other regulatory authorities for Haduvio for the treatment of patients with prurigo nodularis. We have paused further development in this indication due to our strategy to focus on chronic cough.

Other Haduvio Development Work

Human Abuse Potential Study

In December 2024, we announced positive topline results from our human abuse potential, or HAP, study which compared the abuse potential of oral nalbuphine to IV butorphanol. The injectable version of nalbuphine is currently unscheduled in the U.S. by the Drug Enforcement Agency. The study was a randomized, double-blind, active and placebo-controlled five-way crossover design. The study was conducted in two parts. The first part of the study characterized various IV butorphanol doses in order to select a dose to be studied. The second part of the study was designed to utilize the selected dose and compare oral nalbuphine relative to IV butorphanol using the study metrics. The study demonstrated a statistically significant lower "Drug Liking" for the clinical doses of oral nalbuphine (81mg and 162mg) compared to 6mg IV butorphanol. The supratherapeutic dose of oral nalbuphine (486mg) was numerically lower than the 6mg IV butorphanol for “Drug Liking” but the results were not statistically significant.

Primary Endpoint*

		IV butorphanol	Oral nalbuphine	Oral nalbuphine	Oral nalbuphine
	Placebo	6mg	81mg	162mg	486mg
	(N=52)	(N=52)	(N=52)	(N=52)	(N=52)
Mean Emax for "Drug Liking"	51.8	82.3	71.2	74.5	81.1
P-value difference
vs IV butorphanol 6mg	p<0.0001	—	p<0.0001	p=0.0008	p=0.3221

*All analyses performed were on the Modified Completer Population, which was prespecified in the statistical analysis plan for the primary endpoint.

Secondary endpoints included pharmacodynamic markers and patient reported outcomes, which were generally consistent with the primary endpoint. No SAEs were reported in the study.

Secondary Endpoints		IV butorphanol	Oral nalbuphine	Oral nalbuphine	Oral nalbuphine

	Placebo	6mg	81mg	162mg	486mg
	(N=52)	(N=52)	(N=52)	(N=52)	(N=52)
Mean Emax for "Take Drug Again"	53.4	62.8	71.0	67.3	64.2
Mean Emax for "I Feel High"	3.4	77.6	35.6	39.3	59.2
Mean Emax for "I Feel Good"	2.7	71.9	40.3	40.8	61.0

The results of the HAP study will be included in the 8-factor analysis of the abuse potential of nalbuphine for nalbuphine ER that would be submitted as part of any NDA submission to inform scheduling considerations.

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

Chronic Cough in Patients with Idiopathic Pulmonary Fibrosis and Interstitial Lung Diseases

If Haduvio is approved for the treatment of chronic cough in patients with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in patients with IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, BI 1839100, which is being developed by Boehringer Ingelheim, and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc. Currently there are no product candidates in clinical development for the treatment of chronic cough in patients with non-IPF ILD. In addition, it is possible that product candidates currently in development for the treatment of the fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and ILD. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of patients with RCC that might be used off-label to treat chronic cough in patients with IPF and ILD.

RCC

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of patients with RCC, such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was being developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan and the E.U. The application filed with the FDA was withdrawn and Merek indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc., AX-8, a TRPM8 antagonist, which is being developed by Axalbion Therapeutics Ltd., GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics Ltd., and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.

We also expect that Haduvio would compete with a number of therapeutics that are not specifically approved to treat chronic cough including benzonatate, opioids, corticosteroids, proton-pump inhibitors, and neuromodulators.

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

Manufacturing

We currently contract with third parties for the supply of nalbuphine hydrochloride drug substance and the manufacture of Haduvio tablets for clinical trials and intend to do so for clinical and commercial supply in the future. We do not own or operate facilities for the production of clinical or commercial quantities of drug substance or drug product. At present, we have no plans to initiate our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with experience to oversee our relationships with contract manufacturers.

Haduvio is manufactured from readily available starting materials using established, scalable processes that do not require any special equipment or technology. Nalbuphine hydrochloride drug substance is commercially available and manufactured at production scale. Haduvio tablets are currently manufactured at a scale adequate to support clinical trials and initial commercial supply. Further scale-up assessment is also being planned.

We believe that our current suppliers and manufacturers have the capacity to support commercial scale production of Haduvio, however we have no formal agreements with them to cover commercial production and we may seek to pursue supply or manufacturing arrangements with additional or alternative parties in the future. While we believe there are alternate sources of supply that can satisfy our clinical requirements and any future commercial requirements, replacing or adding a supplier or manufacturer at the present time could result in additional cost or delay.

Commercial Operations

We have retained worldwide commercial rights for Haduvio. If Haduvio were to receive marketing approval from the FDA for chronic cough in patients with IPF or chronic cough in patients with non-IPF ILD, we would plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales force, which would target pulmonologists who specialize in treating IPF and non-IPF ILD patients, as well as ILD centers of excellence, as applicable. If Haduvio were to receive marketing approval from the FDA for RCC, we would plan to market and commercialize Haduvio in the U.S. with our own focused sales force targeting pulmonologists and other specialists, such as allergists, who treat RCC patients who have failed other chronic cough therapies. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

As of December 31, 2024, we owned five U.S. patents, 19 foreign patents and multiple pending U.S. and foreign patent applications that include claims relating to methods of use of Haduvio, including a U.S. patent covering the use of Haduvio for the treatment of chronic cough in patients with IPF. The issued patents expire between 2032 and 2039 and the patent applications, if issued as patents, would expire between 2032 and 2045. In February 2025, we received a notice of allowance for a U.S. patent application with claims covering the use of Haduvio for the treatment of chronic cough in IPF in patients with hepatic impairment. The patent issuing from this application will expire in 2042.

In addition, we are party to an exclusive license agreement with Endo under which we have licensed patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including Haduvio. As of December 31, 2024, the intellectual property in-licensed under this agreement included six U.S. patents and four foreign patents, which include granted European patent rights that have been validated in various European Union, or E.U., member states. The licensed patents from Endo include claims relating to the formulation of Haduvio. These patents expire between 2026 and 2029.

In addition, we have in-licensed three issued U.S. patents, one issued European patent, one issued Japanese patent, and one issued Canadian patent. These patents relate to the use of nalbuphine in various movement disorders. The U.S. patents expire in 2032. The Japanese, European and Canadian patents expire in 2032.

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

Government Regulation and Product Approvals

Government authorities in the U.S., at the federal, state and local levels, and in other countries and jurisdictions, including the E.U., extensively regulate, among other things, the research, development, testing, manufacture, sales, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.

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
•
payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•
securing FDA approval of the NDA to allow marketing of the new drug product for a particular indication in the U.S.; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS and the potential requirement to conduct any post-approval studies required by the FDA.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DMC maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DMC determines that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug receives designation as a breakthrough therapy, fast-track product, or regenerative medicine advanced therapy.

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

In December 2022, with passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, a DAP must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

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

A development and safety update report, or DSUR, detailing the results of clinical trials must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with cGCP and the integrity of the clinical data submitted.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The FDA has historically not enforced these reporting requirements due to the long delay of the Department of Health and Human Services, or HHS, in issuing final implementing regulations. With those regulations now in place, the FDA has issued, as of December 19, 2024, six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether an NDA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The FDA may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, and have failed to seek or obtain a deferral or deferral extension. Unless otherwise required by regulation, the pediatric data requirements generally do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the U.S. for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the U.S. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2025 is $4,310,002 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2025 is $403,889. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses.

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

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of NDAs.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug products and the FDA issued draft guidance.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. To reach this determination, the FDA reviews an application to determine, among other things, whether the product is safe and effective for its intended use. The FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This assessment is informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

In the event that a sponsor wishes to make a change to a product that has been approved under an NDA, the sponsor must submit a supplemental application to the FDA. Such changes may include a revision of the labeling for the approved product, the addition of a new indication, a change in the dosage, strength or formulation of the product, or a modification of the manner in which the drug is manufactured. Under the timelines established pursuant to PDUFA, the standard review time for a non-NME original NDA is generally 10 months from receipt of the application by the FDA.

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.

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

During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) that were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

Pharmaceutical Price Reforms

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid. .

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap and it replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years, but it does not apply to drugs that have been approved for a single rare disease or condition. Further, the legislation patients drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, shortly before the new administration took office, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results..

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

Review and Approval of Medicinal Products in the E.U.

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the E.U. generally follows the same lines as in the U.S. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA and granting of a marketing authorization, or MA, by these authorities before the product can be marketed and sold in the E.U.

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in E.U. Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

As in the U.S., clinical trial information must be posted in the E.U. at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing Authorization

To obtain an MA for a product under E.U. regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the E.U. Member States (either a decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to a sponsor established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining an MA in the E.U., sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid across the European Economic Area, or the EEA (i.e. the E.U., as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may also be used in certain other cases at the request of the sponsor. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the

E.U., the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not an MA should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for an MA. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use, or the Standing Committee. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant an MA.

Exceptional Circumstances

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, an MA under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

An MA under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the MA being suspended or revoked. The renewal of an MA of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” MA. Thus, an MA under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

Conditional Marketing Authorization

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the E.U. Member States of the MA of a medicinal product by the competent authorities of other E.U. Member States. The holder of a national MA may submit an application to the competent authority of an E.U. Member State requesting that this authority recognize the MA delivered by the competent authority of another E.U. Member State.

Regulatory Data Protection in the E.U.

In the E.U., innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the E.U. market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

In this context, it should be noted that the E.U. pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Periods of Authorization and Renewals

An MA has an initial validity for five years in principle. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the E.U. Member State. To this end, the MA holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the MA was granted, at least six months before the MA ceases to be valid. The European Commission or the competent authorities of the E.U. Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the E.U. market (in case of centralized procedure) or on the market of the authorizing E.U. Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Pediatric Studies and Exclusivity

Prior to obtaining an MA in the E.U., sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all MA procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing MA can be amended, the EMA must determine that a company actually complied with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains an MA in all E.U. Member States, or an MA granted in the Centralized Procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the E.U. is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

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

Review and Approval of Medical Products in the U.K.

The UK’s withdrawal from the E.U., commonly referred to as Brexit, took place on January 31, 2020. The E.U. and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to E.U. rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of E.U. law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the E.U.

As of January 1, 2024 on, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 26 employees, with 16 employees engaged in research and development and the remaining 10 engaged in general management and administration, including finance and commercial. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, selected consultants and directors through the granting of stock-based compensation awards in ways that are aligned with the interests of our stockholders. We value our employees and regularly benchmark total rewards we provide, such as short- and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $47.9 million and $29.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $287.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, and our planned clinical trials of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease, or non-IPF ILD, and for patients with refractory chronic cough, or RCC;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;
•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or RCC or for any future product candidate that successfully completes clinical trials, if any;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, in order to successfully commercialize Haduvio for the treatment of chronic cough in patients with IPF, we may be required to successfully complete a Phase 3 program that includes two clinical trials prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

We have no products approved for commercial sale, which may make it difficult to evaluate the prospects for our future success and viability.

We were founded and commenced operations in 2011. Our operations to date have been limited to financing and staffing our company and conducting preclinical and clinical development of Haduvio. We have not yet demonstrated an ability to successfully complete clinical development of any product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization of any products. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2024 and 2023, we used net cash of $38.3 million and $31.7 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of December 31, 2024, our cash, cash equivalents and marketable securities were $107.6 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as and if we:

•
conduct our ongoing Phase 2b CORAL clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with IPF;
•
conduct our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
conduct our planned Phase 2 clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD; and
•
conduct our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC;

In addition, we may incur additional expenses:

•
if we determine to conduct additional clinical trials of Haduvio for other indications; and
•
if we acquire or in-license rights to or develop other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials.

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, in RCC, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF, our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, and our planned Phase 2 trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD and our next planned clinical trial for the treatment of patients with RCC, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and non-clinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies;
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC, or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC, or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We expect our expenses to increase substantially in connection with our planned operations, particularly if and as we:

•
conduct our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF;
•
conduct our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
conduct our planned Phase 2 clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD;
•
conduct our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC; and
•
seek regulatory and marketing approvals for Haduvio.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced programs are for the development of Haduvio for the treatment of chronic cough in patients with IPF and RCC. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in patients with IPF or RCC are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and non-clinical trials of Haduvio, including the additional clinical trials we are conducting and plan to conduct for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and RCC;
•
completing other supportive Phase 1 clinical studies, including assessment of abuse liability and potential for drug-drug interactions;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio. Haduvio acts on the cough reflex arc both centrally and peripherally as kappa agonist and mu antagonist (KAMA). Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the U.S. and Europe and is currently not commercially available in an oral dosage form. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. Additionally, Haduvio has not been approved in any indication. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD, and no therapies have been approved in the U.S. for the treatment of patients with RCC. Gefapixant has been approved in Europe, Switzerland, and Japan for the treatment of patients with RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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
•
we may decide, or regulators may require us, to restructure clinical trials, conduct additional clinical and non-clinical trials or abandon product development programs;
•
we may experience delays in obtaining authorization to commence a clinical trial from regulators, clinical sites and institutional review boards;
•
the number of patients required for clinical trials may be larger than we anticipate;
•
patient enrollment in clinical trials may be slower than we anticipate or participants may discontinue their participation in these clinical trials at a higher rate than we anticipate;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required that the FDA update or issue guidance relating to the format and content of Diversity Action Plans, or DAPs, required by sections of the Federal Food, Drug, and Cosmetic Act, or FDCA. Sponsors are required to develop and submit these plans for each Phase 3 clinical trial or any other “pivotal study” of a new drug product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include, among other things, the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

Although the primary endpoint in our current and planned clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC will be measured using an objective cough monitor, we have or expect to have PRO instruments as secondary endpoints. There is currently no validated PRO instrument that has been accepted for chronic cough indications.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC is dependent upon our ability to enroll a sufficient number of patients with these severe conditions. We have experienced delays and difficulties in the enrollment of patients in certain of our clinical trials, including our Phase 2 CANAL trial, which delayed the completion of these trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, non-IPF ILD and RCC, and patients are often only able to enroll in a single trial at a time. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD and no therapies have been approved in the U.S. for the treatment of patients with RCC. However, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials.

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

In addition, Haduvio, as a KAMA, may be susceptible to side effects associated with drugs having either of those mechanisms of action. Kappa-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the dual kappa-opioid receptor agonist and mu-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. Mu-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts. To support our planned submission of an NDA to the FDA for Haduvio, due to the association of opioids with endocrine dysfunction, we may be required to conduct a clinical trial of Haduvio to evaluate potential endocrine side effects. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

In our Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in patients with IPF, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, constipation and somnolence. In our Phase 2a RIVER trial of Haduvio for the treatment of RCC, the most frequently reported treatment emergent adverse events associated with Haduvio were constipation, nausea, somnolence, headache, dizziness, and fatigue.

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

In addition, the parenteral formulation of nalbuphine is currently not scheduled as a controlled substance under the federal Controlled Substances Act of 1970 or the regulations of the U.S. Drug Enforcement Agency, or the DEA, in the U.S. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and carrying the greater level of regulatory control and Schedule V substances considered to present the lowest relative risk of abuse among such substances and, accordingly, the lowest level of regulatory control. Various states also independently regulate controlled substances. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately regulate drugs as well. While some states automatically classify a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Regulatory authorities in foreign jurisdictions may also determine to classify Haduvio as a controlled substance under different, but potentially no less burdensome, regulations. In our HAP trial, we compared Haduvio with butorphanol, which is currently classified as a Schedule IV substance. Because Haduvio was less likable than butorphanol and because the DEA will evaluate the HAP results together with other elements of the 8-factor plan required to determine scheduling, our current expectation is that Haduvio will remain unscheduled. However, it is possible that the DEA could determine that Haduvio, which is an oral, extended-release formulation, should be classified as a Schedule V or Schedule IV substance.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in patients with chronic chough with IPF, with chronic chough with non-IPR ILD, and RCC in future clinical trials despite demonstrating positive results in preclinical studies or earlier clinical trials. The results of our Phase 2 CANAL trial for the treatment of chronic cough in patients with IPF and the results of our Phase 2a RIVER trial for the treatment of patients with RCC may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

We have limited experience as a company in designing pivotal clinical trials and flaws in the design of a clinical trial could result in significant delays in completing the clinical trial or may require us to abandon the clinical trial altogether or conduct additional clinical trials. Preclinical and clinical data are also often susceptible to varying interpretations and analyses. Many pharmaceutical and biotechnology companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for those product candidates. Even if we believe that the results of clinical trials for Haduvio or any future product candidate warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of the product candidate.

In addition, some of our data for Haduvio for the treatment of patients with cough is drawn from post hoc analyses of data subsets from the Phase 2 CANAL trial. While we believe these data subsets may be useful in informing the design of future Phase 3 clinical trials for Haduvio, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and for the treatment of patients with RCC. However, the development of Haduvio for these indications may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio were to receive marketing approval from the FDA for chronic cough in patients with IPF or chronic cough in patients with non-IPF ILD, we would plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales force, which would target pulmonologists who specialize in treating IPF and non-IPF ILD patients, as well as ILD centers of excellence, as applicable. If Haduvio were to receive marketing approval from the FDA for RCC, we would plan to market and commercialize Haduvio in the U.S. with our own focused sales force targeting pulmonologists and other specialists, such as allergists, who treat RCC patients who have failed other chronic cough therapies. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

If Haduvio is approved for the treatment of chronic cough in patients with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in patients with IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, BI 1839100, which is being developed by Boehringer Ingelheim, and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc. Currently there are no product candidates in clinical development for the treatment of chronic cough in patients with non-IPF ILD. In addition, it is possible that product candidates currently in development for the treatment of the fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and ILD. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of patients with RCC and unexplained chronic cough that might be used off-label to treat chronic cough in patients with IPF.

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of patients with RCC, such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was being developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan and the E.U. The application filed with the FDA was withdrawn and Merek indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc., AX-8, a TRPM8 antagonist, which is being developed by Axalbion Therapeutics Ltd., GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics Ltd., and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.

We also expect that Haduvio would compete with a number of therapeutics that are not specifically approved to treat chronic cough including benzonatate, opioids, corticosteroids, proton-pump inhibitors, and neuromodulators.

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

We currently have no manufacturing facilities and a relatively small number of personnel with sufficient experience to oversee the manufacturing process. We rely and plan to continue to rely, on contract manufacturers and other third party contractors to manufacture, store, package and distribute both drug substance and drug product for our clinical trials. If any of our product candidates receive regulatory approval, we plan to continue to rely upon contract manufacturers and, potentially, collaboration partners, to manufacture commercial quantities of such products. We may be unable to establish any further agreements with contract manufacturers or any other third-party contractors or may fail to do so on acceptable terms or when needed. Even if we are able to establish agreements with such third party contractors, reliance on third party contractors entails additional risks, including:

•
manufacturing delays if our third party contractors experience supply chain-related delays, prioritize the supply of other companies’ products over Haduvio or any other drug product needed for our clinical trials or any future product candidates, or otherwise fail to satisfactorily perform according to the terms of the agreements between us and them or if unforeseen events in the manufacturing process arise;
•
the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;
•
the possible breach by third party contractors of our agreements with them;
•
the failure of third party contractors to comply with applicable regulatory requirements;

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

We do not have long-term supply agreements with any of our contract manufacturers. If any of our existing manufacturers should become unavailable to us for any reason or fail to supply us with the ordered quantities, we may incur delays in identifying or qualifying replacement manufacturers or in obtaining replacement supply. Any performance failure on the part of our contract manufacturers or the other third party contractors that we use to store and distribute drug substance and drug product could be disruptive to our operations and delay clinical development or marketing approval of Haduvio or any future product candidates of ours or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

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

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the U.S., such as the ICH. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the applicable product candidate. Similar regulations apply to manufacturers of product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third party manufacturers for compliance with the applicable regulatory requirements for the manufacture of Haduvio. We expect that we would be similarly dependent on third-party manufacturers of Haduvio at commercial scale or any future product candidate. If our manufacturers cannot successfully manufacture drug substance or drug product that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate and any future commercialization efforts.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell products without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing or may in the future develop, Haduvio or any future product candidate. If any third party patents or patent applications are found to cover Haduvio or any future product candidate or their methods of use, we may not be free to manufacture or market the product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms or at all.

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

Many of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure, non-competition and non-solicitation agreements or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third-party and we could be required to obtain a license from such third party to commercialize Haduvio or any future product candidate. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC, or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

We intend to pursue FDA approval of Haduvio for the treatment of chronic cough in patients with IPF under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the sponsor and for which the sponsor has not received a right of reference, which could expedite the development program for Haduvio by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) or similar regulatory pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Haduvio for the treatment of chronic cough in patients with IPF and any future product candidates and complications and risks associated with these product candidates, would likely increase significantly. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

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

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate on a timely basis or at all. As a result, we cannot predict when or if and in which territories, we will obtain marketing approval to commercialize a product candidate.

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

Moreover, under certain circumstances, we may be required to report some of our financial relationships with clinical investigators to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

The FDA may also require that NDA submissions for our product candidates include pediatric data. Under the Pediatric Research Equity Act, an NDA or supplement to an NDA for certain drugs must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. The applicable legislation in the E.U. also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the E.U., we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the E.U., commonly referred to as Brexit. The UK is no longer part of the European Single Market and E.U. Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the E.U./European Economic Area (“EEA”) member states for approvals in the E.U. centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and RCC. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or RCC, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as FDA acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

Inadequate funding and/or staffing for the FDA, the SEC and other national government agencies, including from government shutdowns, major policy shifts, or other disruptions to these agencies’ usual operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, changes to staffing levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies would slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Further, while the FDA’s review of NDAs and other applications is funded by the user fee program established under PDUFA, the Trump Administration has indicated that it will be reviewing that program and its implementation.

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

Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

Litigation and legislation over the ACA and other healthcare measures are likely to continue, with unpredictable and uncertain results. During the first Trump Administration, Congress and the administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., Executive Order 14009, Strengthening Medicaid and the Affordable Care Act, and Executive Order 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among European Union Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union Member States to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union Member States will continue to be responsible for assessing non-clinical (e.g., economic, social and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap and it replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years, but it does not apply to drugs that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, shortly before the new administration took office, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new DOJ FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the Executive Order directs her to assess whether “remedial measures” related to past FCPA actions are warranted. We will need to carefully navigate these developments.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws, such as the United Kingdom Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of ANDAs in the U.S. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

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

We are highly dependent on our executive leadership and scientific teams. Although we have employment agreements with these individuals, these agreements do not prevent them from terminating their employment with us at any time. Except as otherwise required by law, all members of our executive team are employed “at will,” meaning that they may terminate their employment with us at any time with or without notice and for any reason or no reason. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2024, we had 26 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

•
general economic, industry and market conditions, including recent adverse changes in the domestic and international financial markets, the impacts of inflation and the implementation of trade barriers and tariffs and government action in response thereto;
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

In addition, we have registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If these additional shares are sold or if it is perceived in the market that they will be sold in the public market, the trading price of our common stock could decline.

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

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of March 14, 2025, warrants issued to the Initial Private Placement Investor to purchase 3,200,000 shares of common stock remained outstanding.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of March 14, 2025, all of the warrants issued to NEA remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of March 14, 2025, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remained outstanding.

Similarly, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of March 14, 2025, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 10,680,310 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares will expire on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares will expire on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 12,531,332 shares of common stock remained outstanding as of March 14, 2025. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 10,680,310 shares of common stock remained outstanding as of March 14, 2025.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 29.0% of our common stock as of March 14, 2025. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are a “smaller reporting company.” We will continue to be a “smaller reporting company” so long as (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the most recently completed second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the most recently completed second fiscal quarter. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of such classification. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company and particularly since we ceased being an “emerging growth company”, we have incurred and will continue to incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time in complying with these requirements, which could negatively impact our financial results. Current and changing laws, rules and regulations relating to corporate governance and public disclosure may increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it and we expect that they may continue to make it, more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are evaluating these rules and regulations and cannot currently predict or estimate the additional costs we may incur or the timing of such costs. In addition, these laws, rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested in and intend to continue to invest in, resources to comply with evolving laws, rules and regulations and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, rules and regulations, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to SOX Section 404, we are required to furnish annual reports by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in annual revenue and less than $700 million in public float, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective. If we are unable to comply with the requirements of SOX Section 404 in a timely manner or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2024, we had federal and state net operating loss carryforwards of $199.8 million and federal research and development tax credit carryforwards of $7.3 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating loss and research and development tax credit carryforwards to offset future taxable income. We previously completed a Section 382 analysis, and due to multiple historical ownership changes, all of our net operating loss carryforwards as of December 31, 2022, and research and development tax credits were subject to limitation. If a further ownership change occurs, our ability to use our tax attributes might be further limited. In addition to potential Section 382 limitations, there are other factors that might limit the availability of our tax attributes. For example, we have not conducted a detailed research and development tax credit analysis to document whether our historical business activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards.

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

Our common stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

We have also established a Cybersecurity Committee that meets on a quarterly basis to review and agree on actions to address cybersecurity risks. The Cybersecurity Committee is led by our chief information officer, or CIO, who is a part-time consultant, and includes our chief executive officer and chief financial officer. Our CIO, who reports to our chief financial officer, is responsible for the strategic leadership of our cybersecurity programs, identification of cybersecurity risks and the mitigation plans that address these risks. With over 25 years of experience in information technology, the CIO works alongside individuals across other functions, such as clinical operations, legal and quality compliance, to establish and implement our cybersecurity strategy. Our CIO has a bachelor’s degree in Technology and an M.B.A. along with over 10 years of experience in information technology in the life sciences industry.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, use of artificial information and machine learning applications, and asset use, and educates employees on the importance of reporting all incidents immediately. We conduct frequent phishing simulations requiring employees to identify and report simulated phishing emails. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

Stockholders

As of March 14, 2025, there were approximately 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, chronic cough in patients with non-IPF interstitial lung disease or non-IPF ILD, and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist, or KAMA. Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine is a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also potentially mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

Chronic Cough in Patients with IPF Program. We previously announced positive data from the full set of patients in our Phase 2 clinical trial of Haduvio for the treatment of chronic cough in patients with IPF, which we refer to as the Phase 2 CANAL trial. The Phase 2 CANAL trial was a randomized, double-blind, placebo controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for chronic cough in patients with IPF that we conducted at multiple sites in the United Kingdom. In total, 42 patients in the study received Haduvio. In the Phase 2 CANAL trial, Haduvio demonstrated statistically significant results for the primary efficacy endpoint of daytime cough frequency reduction (p<0.0001) and for key secondary endpoints on patient and clinician reported outcomes. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations.

We are conducting our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in patients with IPF. This trial is being conducted at multiple sites in ten countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The protocol for the Phase 2b CORAL clinical trial provided for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial were evaluable for the primary endpoint. In October 2024, we reached 50% of the targeted study enrollment. As a result, the SSRE analysis was performed once the last of these patients completed the six weeks of treatment and was evaluable for the primary endpoint. In December 2024, we announced that this analysis resulted in no change to the targeted 160 patient sample size for the trial. We completed enrollment of the trial in February 2025 and expect to announce topline results in the second quarter of 2025.

We are also conducting a Phase 1b respiratory physiology study, which we refer to as TIDAL, in the U.K. and U.S. and we have initiated screening. TIDAL is a randomized, single-blind, placebo-controlled study. We expect to enroll up to approximately 25 patients who will be in-patient for ten days. The primary endpoint of the study is the effect of escalating doses of Haduvio on respiratory function. Secondary endpoints of additional respiratory functions will also be measured. The goal of this study is to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity. We plan to use this information to define the patient population for any Phase 3 clinical trials that we may conduct in chronic cough in patients with IPF.

We expect to request an end of Phase 2 meeting with the FDA in 2025 and initiate our Phase 3 program in the first half of 2026, subject to the results of the Phase 2b CORAL clinical trial.

Chronic Cough in Patients with non-IPF ILD Program. We also plan to develop Haduvio for the treatment of chronic cough in patients with non-IPF ILD. We plan to determine the population of non-IPF ILD patients who may benefit from Haduvio’s cough reduction capabilities and, assuming positive data from the Phase 2b CORAL clinical trial, we plan to conduct a Phase 2 clinical trial for such patients with non-IPF ILD, subject to discussions with Health Authorities.

RCC Program. We are also developing Haduvio for the treatment of patients with RCC. In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio in patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. We conducted this trial at multiple sites in the United Kingdom and Canada. In total, 66 patients in the trial received Haduvio. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population at Day 21. The full analysis set population included all patients who received at least one dose of study drug and have objective cough count data on both Baseline and Day 21 in at least one treatment period (N=59). In the trial, Haduvio met the primary endpoint with a statistically significant reduction in the objective 24-hour cough frequency of 67% from baseline and 57% on a placebo-adjusted basis (p<0.0001). Patient reported and other secondary outcomes reported in the top-line data were statistically significant and consistent with the primary endpoint. Haduvio demonstrated a statistically significant reduction for the secondary endpoint of reduction in 24-hour cough frequency in two pre-specified subgroups: patients who coughed 10-19 times/hour (moderate 24-hour cough frequency) (p<0.0001), and patients who coughed 20 or greater times/hour (severe 24-hour cough frequency) (p<0.0001). The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We are in the process of designing our next planned trial of Haduvio in patients with RCC. We expect the objectives for the trial will be to determine the dose response and to select doses to be evaluated in a pivotal clinical trial of Haduvio in patients with RCC as well as to further characterize the safety in this specific patient population. Based on these results, we plan to discuss next steps with the FDA and anticipate initiating the next trial after we receive their input.

Human Abuse Potential. In December 2024, we announced positive topline results from the human abuse potential, or HAP, study that demonstrated a statistically significant lower "Drug Liking" for the clinical doses of oral nalbuphine (81mg and 162mg) compared to 6mg intravenous, or IV, butorphanol. The supratherapeutic dose of oral nalbuphine (486mg) was numerically lower than the 6mg IV butorphanol for “Drug Liking” but the results were not statistically significant. Secondary endpoints included pharmacodynamic markers and patient reported outcomes, which were generally consistent with the primary endpoint. No serious adverse events were reported in the study.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2024, we had an accumulated deficit of $287.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $107.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program for the treatment of chronic cough in patients with IPF, our ongoing Phase 1b TIDAL respiratory physiology study in patients with IPF of varying disease severity, our planned Phase 2 clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, and our next clinical trial of Haduvio for the treatment of patients with RCC.

We will need substantial additional funding to support our continuing operations and pursue development and commercialization of Haduvio. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of Haduvio for one or more indications or delay our efforts to expand our product pipeline.

Components of Operating Results

Operating Expenses

Research and Development Expenses

For the periods presented, all of our research and development expenses consist of expenses incurred in connection with the development of Haduvio. These expenses include personnel-related costs, including stock-based compensation, consulting costs, fees paid to contract research organizations, or CROs, to conduct certain research and development activities on our behalf, contract manufacturing costs and fees paid to other vendors that provide goods and services related to our clinical trials. We do not allocate all of our costs by each indication for which we are developing Haduvio, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our Haduvio drug candidate development program and we do not identify internal costs for each potential indication.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including stock-based compensation for personnel in executive, finance, commercial and other administrative functions; professional fees for legal, information technology, consulting and accounting services; as well as rent and other general operating expenses not otherwise classified as research and development expenses.

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

Other Income, Net

Other income, net consists of foreign currency transaction gains and losses. In 2023, other income, net also included employee retention tax credits under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act as well as an immaterial effect from the early extinguishment of debt in connection with us paying the remaining amounts due under the SVB Loan Agreement.

Interest Expense

Interest expense consists of the interest expense associated with our finance lease. In 2023, interest expense also included interest under the loan and security agreement, or the SVB Loan Agreement, that we originally entered into with Silicon Valley Bank, or SVB, in August 2020, pursuant to which we borrowed $14.0 million under the SVB Term Loan. In connection with the SVB Term Loan, we recognized interest expense which included amortization of deferred financing charges, accretion of loan discount-financing costs, accrual of the final payment fee, amortization of the term loan discount-interest and the stated interest on the SVB Term Loan.

On May 9, 2023, we paid the remaining amount due under the SVB Loan Agreement, resulting in the full extinguishment of the SVB Term Loan. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$39,377	$23,683	$15,694
General and administrative	12,147	10,240	1,907
Total operating expenses	51,524	33,923	17,601
Loss from operations	(51,524)	(33,923)	(17,601)
Other income (expense):
Interest income, net	3,602	4,748	(1,146)
Other (expense) income, net	(15)	469	(484)
Interest expense	(4)	(391)	387
Total other income, net	3,583	4,826	(1,243)
Loss before income taxes	(47,941)	(29,097)	(18,844)
Income tax benefit	30	32	(2)
Net loss	$(47,911)	$(29,065)	$(18,846)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Clinical development expenses	$31,675	$17,562	$14,113
Personnel and related expenses	5,698	4,762	936
Stock-based compensation expenses	1,443	871	572
Other research and development expenses	561	488	73
Total research and development expenses	$39,377	$23,683	$15,694

Research and development expenses for the year ended December 31, 2024 increased $15.7 million, or 66.3%, to $39.4 million from $23.7 million for the year ended December 31, 2023, primarily due to increased clinical development expenses for our Phase 2b CORAL trial, our Phase 2a RIVER trial, our HAP study, and our Phase 1b TIDAL study along with an increase in personnel-related expenses and stock-based compensation expense. These increases were partially offset by decreased clinical development expenses for our Phase 2b/3 PRISM trial. For the years ended December 31, 2024 and 2023, all of our research and development expenses related to our development activity for Haduvio.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 increased $1.9 million, or 18.6%, to $12.1 million from $10.2 million for the year ended December 31, 2023, primarily due to increases in personnel-related expenses, stock-based compensation expense, information technology service costs and market research costs.

Other Income, Net

Other income, net for the year ended December 31, 2024 decreased by $1.2 million, or 25.8% to $3.6 million from $4.8 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in interest income of $1.1 million due to lower cash equivalent and marketable securities balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations.

In June 2020, we entered into a sales agreement, the ATM Sales Agreement, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, amended the ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We were not obligated to make any sales of our common stock under the ATM Sales Agreement. Through August 15, 2023, the date of termination of the ATM Sales Agreement, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, we filed with the SEC the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into the 2023 ATM Sales Agreement with Leerink Partners, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the ATM Sales Agreement. As of December 31, 2024, we had issued and sold 4,498,065 shares of common stock for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million under the 2023 ATM Sales Agreement.

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

On December 17, 2024, we issued and sold 12,500,000 shares of our common stock to certain investors in an underwritten registered direct offering, or the December 2024 Offering, at an offering price of $4.00 per share of common stock pursuant to an underwriting agreement, or the Underwriting Agreement, with Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc, as representatives of the several underwriters. The December 2024 Offering resulted in aggregate gross proceeds to us of approximately $50.0 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(38,256)	$(31,710)	$(6,546)
Net cash (used in) provided by investing activities	(21,528)	59,428	(80,956)
Net cash provided by (used in) financing activities	61,484	(7,910)	69,394
Net increase in cash and cash equivalents	$1,700	$19,808	$(18,108)

Operating Activities

During the year ended December 31, 2024, operating activities used $38.3 million of net cash, resulting from our net loss of $47.9 million partially offset by changes in our operating assets and liabilities of $6.8 million and net non-cash charges of $2.8 million. Changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of a $2.7 million decrease in prepaid expenses and other current assets, a $2.6 million increase in accrued expenses and other liabilities and a $1.6 million increase in accounts payable. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments related to our clinical trial work performed by our CROs. The increase in accrued expenses and other liabilities was primarily due to an increase in accruals for clinical development and clinical trial work performed by our CROs. The increase in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $3.6 million, a $0.5 million change in value of our operating lease right-of-use assets and $0.1 million of depreciation and amortization expense, which were partially offset by $1.4 million of accretion of our available-for-sale marketable securities.

During the year ended December 31, 2023, operating activities used $31.7 million of net cash, resulting from our net loss of $29.1 million and changes in our operating assets and liabilities of $3.8 million, partially offset by net non-cash charges of $1.2 million. Changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a $2.9 million increase in prepaid expenses and other current assets and a $1.0 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $2.2 million, $0.4 million for the write off of deferred offering costs, a $0.4 million change in value of our operating lease right-of-use assets and liabilities and $0.2 million of accretion/accrual of term loan discounts and debt issuance costs, which were partially offset by $2.1 million of accretion of our available-for-sale marketable securities.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $21.5 million, consisting of $98.5 million of purchases of available-for-sale marketable securities and less than $0.1 million of purchases of property, equipment and leasehold improvements, partially offset by $77.0 million of proceeds from maturities of available-for-sale marketable securities.

During the year ended December 31, 2023, net cash provided by investing activities was $59.4 million, consisting of $69.5 million of proceeds from maturities of available-for-sale marketable securities, partially offset by $9.9 million of purchases of available-for-sale marketable securities and $0.1 million of purchases of property, equipment and leasehold improvements.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $61.5 million, consisting of cash proceeds of $47.0 million, net of commissions from sales of our common stock in our December 2024 Offering, cash proceeds of $14.1 million, net of commissions from sales of our common stock under the ATM Sales Agreement, $0.4 million of cash proceeds from the exercise of stock options and $0.1 million of cash proceeds from sales under our 2019 Employee Stock Purchase Plan. These cash inflows were partially offset by payments of $0.1 million on our finance lease.

During the year ended December 31, 2023, net cash used in financing activities was $7.9 million, consisting of repayments of $9.4 million on the SVB Term Loan including payment of the final payment fee and prepayment premium, both associated with the payoff of the SVB Term Loan, payments of offering costs of $0.3 million and payments of $0.1 million on our finance lease. These cash outflows were partially offset by cash proceeds of $1.7 million, net of commissions from sales of our common stock under the ATM Sales Agreement, $0.1 million of cash proceeds from the exercise of stock options and $0.1 million of cash proceeds from sales under our 2019 Employee Stock Purchase Plan.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
our ongoing Phase 2b CORAL clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with IPF;
•
our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity;
•
our planned Phase 2 clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD; and
•
our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC.

We expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, information technology, investor relations and other expenses.

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio, each for the treatment of chronic cough in patients with IPF, our ongoing Phase 1b TIDAL study to evaluate the effect of Haduvio on respiratory physiology in patients with IPF of varying disease severity, our planned Phase 2 clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, and our next clinical trial in patients with RCC, as well as trials for any future product candidates;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the outcome, timing and costs of clinical and non-clinical trials and of seeking regulatory approvals, including the costs of supportive clinical studies;

•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or RCC or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of patients with prurigo nodularis or for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or RCC or for any future product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or RCC or any other indication, including to conduct our planned clinical trials to completion. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

For information related to our future commitments relating to our lease and licensing agreements, see Note 5, “Leases” and Note 13, “Collaborative and Licensing Agreements” of our Consolidated Financial Statements.

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

We have entered into agreements with CROs, contract manufacturing organizations and other companies that provide services in connection with our research and development activities. Our research and development expenses as well as prepaid and accrued expenses related to these agreements, are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, timing of payments made, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on our consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CROs, contract manufacturing organizations and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 20, 2024)
4.3

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

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 23, 2022)
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

10.6+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.7*+	Non-Employee Director Compensation Policy
10.8+

Trevi Therapeutics, Inc. Executive Separation Benefits and Retention Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 24, 2019)

10.9+

Employment Agreement, dated December 4, 2012, by and between the Registrant and Jennifer L. Good (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.10+

Consulting Services Agreement, dated as of September 28, 2024, by and between the Registrant and David Clark, MBChB, MRCP (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on November 6, 2024)

10.11+

Offer Letter, dated December 4, 2012, by and between the Registrant and Thomas R. Sciascia (incorporated by referred to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2020)

10.12+

Offer Letter, dated June 17, 2021, by and between the Registrant and Lisa Delfini (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38886) filed with the SEC on August 12, 2021)

10.13+

Offer Letter, dated as of September 27, 2024, by and between the Registrant and James Cassella, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001 38886) filed with the SEC on November 6, 2024)

10.14+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.15

Indenture of Lease, dated February 6, 2013, by and between First Niagara Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.16

First Amendment to Lease, dated December 5, 2017, by and between the Registrant and 195 Church Street Associates, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.17

Second Amendment to Lease, dated November 21, 2022, by and between the Registrant and 195 Church Street Associates, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 16, 2023)

10.18†

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

10.22

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

10.24

Securities Purchase Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

10.25

Registration Rights Agreement, dated April 6, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)

19.1*	Amended and Restated Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-38886) filed with the SEC on March 20, 2024)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TREVI THERAPEUTICS, INC.

Date: March 18, 2025	By:	/s/ Jennifer Good
Jennifer Good
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Good	President and Chief Executive Officer, Director	March 18, 2025
Jennifer Good	(Principal Executive Officer)

/s/ Lisa Delfini	Chief Financial Officer	March 18, 2025
Lisa Delfini	(Principal Financial Officer)

/s/ Christopher Galletta	Controller	March 18, 2025
Christopher Galletta	(Principal Accounting Officer)

/s/ David Meeker, M.D.	Chairman of the Board	March 18, 2025
David Meeker, M.D.
/s/ Dominick Colangelo	Director	March 18, 2025
Dominick Colangelo

/s/ Michael Heffernan	Director	March 18, 2025
Michael Heffernan

/s/ Edward Mathers	Director	March 18, 2025
Edward Mathers

/s/ Anne VanLent	Director	March 18, 2025
Anne VanLent

Trevi Therapeutics, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trevi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevi Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Expenses – Clinical research organizations costs
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses include work performed by third party clinical research organizations (“CROs”). These expenses are estimated based on the level of services performed, progress of the studies, including the phase or completion of events and contracted costs.

Auditing the Company’s CRO costs was especially complex because the underlying data is accumulated from multiple sources and utilized various assumptions. Such assumptions, including the determination of the work that has been completed and measurement of progress during the reporting period, require judgment because the timing and pattern of vendor invoicing may not correspond to the level of services provided.

How We Addressed the Matter in Our Audit

To test the CRO costs, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions made by management. To test management inputs, we inspected a sample of the Company's contracts with third-party CRO to evaluate financial and other contractual terms, corroborated the progress and timelines of a sample of clinical trials with the Company’s internal personnel that oversee these activities, and obtained confirmation directly from CRO which included estimates of clinical trial costs incurred to date. We also examined, on a sample basis, invoices received from CRO through December 31, 2024 and invoices received from and cash disbursements made to CRO subsequent to December 31, 2024.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 18, 2025

Trevi Therapeutics, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,097	$32,397
Marketable securities	73,525	50,574
Prepaid expenses	939	3,621
Other current assets	867	955
Total current assets	109,428	87,547
Operating lease right-of-use assets	915	1,137
Finance lease right-of-use assets	157	206
Property, equipment and leasehold improvements, net	157	216
Other non-current assets	243	297
Total assets	$110,900	$89,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,414	$1,809
Accrued expenses	6,810	3,709
Operating lease liabilities	254	184
Finance lease liabilities	31	122
Total current liabilities	10,509	5,824
Operating lease liabilities	747	1,001
Finance lease liabilities	—	31
Total liabilities	11,256	6,856
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at December 31, 2024 and December 31, 2023; no shares issued or outstanding at December 31, 2024 and December 31, 2023.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; and 93,602,631 and 68,283,699 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	94	68
Additional paid-in capital	386,534	321,642
Accumulated other comprehensive income (loss)	61	(29)
Accumulated deficit	(287,045)	(239,134)
Total stockholders’ equity	99,644	82,547
Total liabilities and stockholders’ equity	$110,900	$89,403

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$39,377	$23,683
General and administrative	12,147	10,240
Total operating expenses	51,524	33,923
Loss from operations	(51,524)	(33,923)
Other income (expense):
Interest income, net	3,602	4,748
Other (expense) income, net	(15)	469
Interest expense	(4)	(391)
Total other income, net	3,583	4,826
Loss before income taxes	(47,941)	(29,097)
Income tax benefit	30	32
Net loss	$(47,911)	$(29,065)
Basic and diluted net loss per common share outstanding	$(0.47)	$(0.29)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	101,971,873	99,033,373

Net loss	$(47,911)	$(29,065)
Other comprehensive income:
Net unrealized gains on available-for-sale marketable securities	90	93
Comprehensive loss	$(47,821)	$(28,972)

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	59,943,430	$60	$317,590	$(122)	$(210,069)	$107,459
Stock-based compensation	—	—	2,247	—	—	2,247
Issuance of common stock from exercise of stock options	146,081	—	74	—	—	74
Issuance of common stock from Employee Stock Purchase Plan	50,091	—	68	—	—	68
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	750,000	1	1,670	—	—	1,671
Issuance of common stock from pre-funded warrant exercise	7,394,097	7	(7)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	93	—	93
Net loss	—	—	—	—	(29,065)	(29,065)
Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	3,588	—	—	3,588
Issuance of common stock from exercise of stock options	262,009	—	394	—	—	394
Issuance of common stock from Employee Stock Purchase Plan	45,483	—	70	—	—	70
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	4,498,065	5	14,094	—	—	14,099
Issuance of common stock from pre-funded warrant exercise	8,013,375	8	(8)	—	—	—
Issuance of common stock under offering, less issuance costs	12,500,000	13	46,754	—	—	46,767
Unrealized gains on available-for-sale marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(47,911)	(47,911)
Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644

See accompanying notes.

F-6

Trevi Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(47,911)	$(29,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,588	2,247
Operating lease right-of-use assets	460	377
Depreciation and amortization	147	123
Accretion of available-for-sale marketable securities, net	(1,367)	(2,125)
Write off of deferred offering costs	—	390
Accretion/accrual of term loan discounts and debt issuance costs	—	180
Loss on disposal of property, equipment and leasehold improvements	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,659	(2,850)
Accrued expenses and other liabilities	2,563	52
Accounts payable	1,605	(1,049)
Net cash used in operating activities	(38,256)	(31,710)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	76,970	69,497
Purchases of available-for-sale marketable securities	(98,463)	(9,932)
Purchases of property, equipment and leasehold improvements	(35)	(137)
Net cash (used in) provided by investing activities	(21,528)	59,428
Financing activities:
Proceeds from offering, net of commissions	47,000	—
Proceeds from at-the-market sales, net of commissions	14,146	1,710
Proceeds from exercises of stock options	394	74
Proceeds from employee stock purchase plan	70	68
Payments of finance lease	(126)	(95)
Repayments of term loan, term loan final fee and prepayment premium	—	(9,409)
Payments of offering costs	—	(258)
Net cash provided by (used in) financing activities	61,484	(7,910)
Net increase in cash and cash equivalents	1,700	19,808
Cash and cash equivalents at beginning of period	32,397	12,589
Cash and cash equivalents at end of period	$34,097	$32,397
Supplemental disclosure of cash flow information:
Interest paid	$(4)	$(331)
State research tax credits exchanged for cash	$32	$55
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$233	$—

See accompanying notes.

Trevi Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”), chronic cough in patients with non-IPF interstitial lung disease (“ILD”), and refractory chronic cough (“RCC”).

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (“KAMA”). Kappa and mu are opioid receptors that play a key role in controlling cough hypersensitivity. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the United States (“U.S.”) and Europe. Nalbuphine’s mechanism of action also potentially mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

The Company’s Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has financed its operations to date primarily through private placements of its redeemable convertible preferred stock and convertible notes prior to its initial public offering (“IPO”), borrowings under its prior term loan facility, proceeds from its IPO and concurrent private placement completed in May 2019, sales of its common stock pursuant to the at-the-market Sales Agreements (Note 9) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) and Leerink Partners, LLC that the Company entered into in June 2020 and June 2023, respectively, the term loan facility with Silicon Valley Bank (“SVB”) that the Company entered into in August 2020 (Note 8), proceeds from the private placements completed in October 2021 and April 2022 (Note 9), proceeds from the exercise of common stock warrants that were issued in the October 2021 private placements, proceeds from the public offering completed in October 2022 (Note 9) and proceeds from the offering completed in December 2024 (Note 9). The Company has incurred recurring losses since inception, including net losses of $47.9 million and $29.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $107.6 million compared to $83.0 million of cash, cash equivalents and marketable securities as of December 31, 2023. The Company had incurred losses and negative cash flows from operations and had an accumulated deficit of $287.0 million as of December 31, 2024. The Company expects to continue to incur losses for the foreseeable future. As of March 18, 2025, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash, cash equivalents and marketable securities as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for 12 months from the date of issuance of these Consolidated Financial Statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to December 31, 2024 for potential recognition or disclosure in the Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 16.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Consolidated Financial Statements include but are not limited to the recognition of prepaid expenses, accrued expenses and research and development (“R&D”) expenses, the valuation of stock-based awards and the valuation allowance of deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash Equivalents

The Company classifies short-term, highly liquid investments with an original term of three months or less at the date of purchase as cash equivalents.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Consolidated Balance Sheets. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value. For securities with unrealized gains and losses, when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in interest income, net on the Consolidated Statements of Comprehensive Loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Consolidated Statements of Comprehensive Loss. Realized gains and losses, if any, on marketable securities are included in interest income, net on the Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

The Company evaluates whether declines in the fair values of its marketable securities below their amortized cost are credit losses on a quarterly basis. This evaluation consists of several qualitative and quantitative factors such as the extent to which the fair value is less than the amortized cost basis and the issuer’s financial condition. Additionally, declines in value are evaluated in order to assess whether the decline is other than temporary. In order to perform this evaluation, the Company assesses whether it has plans to sell the marketable security or whether it is more likely than not that it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.

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

The Company has entered into agreements with CROs, contract manufacturing organizations (“CMOs”) and other companies that provide services in connection with the Company’s R&D activities. The value of goods and services received from CROs and CMOs in the reporting period are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, timing of payments made and contracted costs. The estimated costs of R&D provided, but not yet invoiced, are included in accrued expenses on the Consolidated Balance Sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs, CMOs and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or as other current assets on the Consolidated Balance Sheets, as applicable, and are recognized as expenses as the goods are delivered or the related services are performed.

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

The Company applies the provisions of ASC 740, Income Taxes(“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through December 31, 2024 and December 31, 2023. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

Segments

The Company has one reportable segment, which is also the Company’s only operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”) and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. The Company adopted this accounting standard for the fiscal year beginning on January 1, 2024 and it has resulted in incremental disclosures within the footnotes to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregation and disclosure of specified information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	December 31, 2024
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$22,838	$25	$(12)	$22,851
Corporate bonds	18,921	20	—	18,941
Commercial paper	12,999	3	(2)	13,000
U.S. government agency securities	11,402	21	—	11,423
Asset backed securities	7,304	6	—	7,310
Total marketable securities	$73,464	$75	$(14)	$73,525

	December 31, 2023
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$45,686	$20	$(53)	$45,653
U.S. government agency securities	4,917	9	(5)	4,921
Total marketable securities	$50,603	$29	$(58)	$50,574

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$55,323	$55,386
One year through two years	18,141	18,139
Total	$73,464	$73,525

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$49,651	$49,618
One year through two years	952	956
Total	$50,603	$50,574

During the years ended December 31, 2024 and 2023, there were no realized gains or losses on available-for-sale marketable securities.

As of the years ended December 31, 2024 and 2023, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any such losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of December 31, 2024 and 2023, accrued interest receivables on the Company’s available-for-sale marketable securities were $532 and $485, respectively, and were included within Other current assets as presented on its Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash equivalents	Money market funds	$28,605	$—	$—	$28,605
Marketable securities	U.S. treasury securities	—	22,851	—	22,851
Marketable securities	Corporate bonds	—	18,941	—	18,941
Marketable securities	Commercial paper	—	13,000	—	13,000
Marketable securities	U.S. government agency securities	—	11,423	—	11,423
Marketable securities	Asset backed securities	—	7,310	—	7,310
Cash equivalents	Commercial paper	—	4,479	—	4,479
Total assets		$28,605	$78,004	$—	$106,609

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash equivalents	Money market funds	$30,404	$—	$—	$30,404
Marketable securities	Corporate bonds	—	45,653	—	45,653
Marketable securities	U.S. government agency securities	—	4,921	—	4,921
Total assets		$30,404	$50,574	$—	$80,978

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

The following table presents the Company’s lease-related assets and liabilities as presented on its Consolidated Balance Sheets:

		December 31,
	Classification on the Consolidated Balance Sheet	2024	2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$915	$1,137
Finance lease assets	Finance lease right-of-use assets	157	206
Total lease assets		$1,072	$1,343
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$254	$184
Finance lease liabilities	Finance lease liabilities, current portion	31	122
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	747	1,001
Finance lease liabilities	Finance lease liabilities, non-current portion	—	31
Total lease liabilities		$1,032	$1,338

The following table presents information related to the Company’s lease expense for the periods shown:

	Year Ended December 31,
	2024	2023
Operating lease expense	$341	$287
Finance lease expense	48	36
Total lease expense	$389	$323

Future minimum lease payments from December 31, 2024 until the expiration of the leases are as follows:

	Operating Leases	Finance Leases
2025	$349	$32
2026	368	—
2027	377	—
2028	95	—
Total minimum lease payments	1,189	32
Less: Amount of lease payments representing interest	(188)	(1)
Present value of future minimum lease payments	$1,001	$31

The following table presents certain information related to the lease terms and discount rates for the Company’s leases:

	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	3.3 years	4.3 years
Finance leases	0.3 years	1.3 years

Weighted average discount rate:
Operating leases	11.00%	11.00%
Finance leases	4.37%	4.37%

The following table presents supplemental cash flow information related to the Company’s leases for the periods shown:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$303	$231
Finance lease payments	$126	$95
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,289
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$242

6.
Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements, net consist of the following:

	December 31,
	2024	2023
Computer, website development and office equipment	$308	$263
Furniture and fixtures	41	41
Leasehold improvements	29	29
Construction in progress	7	17
	385	350
Less: Accumulated depreciation and amortization	(228)	(134)
Total property, equipment and leasehold improvements, net	$157	$216

Depreciation was $94 and $81 for the years ended December 31, 2024 and 2023, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued R&D projects	$3,482	$1,579
Accrued compensation and benefits	2,538	1,614
Accrued consulting and professional fees	747	510
Accrued other	43	6
Total accrued expenses	$6,810	$3,709

8.
Debt

Silicon Valley Bank Term Loan

On May 9, 2023, the Company paid the remaining amount due under the SVB Loan Agreement (as defined below), resulting in the full extinguishment of the SVB Term Loan (as defined below). As a result, after May 9, 2023, the Company had no outstanding debt. The total payoff amount was $6.5 million, consisting of the remaining principal amount due of $5.2 million, the final payment fee of $1.2 million, and $0.1 million of accrued interest and prepayment premium. During the year ended December 31, 2023, an immaterial effect from early extinguishment of debt was recorded in connection with the Company paying the remaining amounts due under the SVB Loan Agreement, which was included in other income, net on the Company’s Consolidated Statement of Comprehensive Loss.

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

Interest expense on the SVB Term Loan, which was comprised of interest payments, accretion and amortization of term loan discounts and the accrual of the final payment fee, is shown below.

	Year Ended December 31,
	2024	2023
Interest payments	$—	$202
Accrual of the final payment fee	—	150
Accretion and amortization of term loan discounts	—	30
	$—	$382

9.
Stockholders’ Equity

Preferred Stock

As of December 31, 2024 and 2023, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

Common Stock

As of December 31, 2024 and 2023, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, with a par value of $0.001 per share.

The Company had reserved shares of common stock for future issuance as shown in the table below:

	December 31,
	2024	2023
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	32,915,346	40,931,506
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	7,555,310	6,549,183
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,131,973	1,177,456
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	288,944	565,792
	41,891,573	49,223,937

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

Sales of common stock under the ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The Company was not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company began making sales pursuant to the ATM Sales Agreement in July 2020. As of August 15, 2023, the date of termination of the ATM Sales Agreement, the Company had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the ATM Sales Agreement. As of December 31, 2024, the Company had issued and sold 4,498,065 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million.

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor, in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028. All of the accompanying common stock warrants expiring on April 5, 2025 have been exercised and accompanying common stock warrants to purchase 1,299,270 shares expiring on October 5, 2028 have been exercised. See Note 16 for additional information.

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

Registered Offerings

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

On December 17, 2024, the Company issued and sold 12,500,000 shares of the Company’s common stock to certain investors in an underwritten registered direct offering (the “December 2024 Offering”), at an offering price of $4.00 per share of common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc, as representatives of the several underwriters. The December 2024 Offering resulted in aggregate gross proceeds to the Company of $50.0 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding as of December 31, 2023	31,227,802	9,703,704	40,931,506	$0.33	4.1
Exercised	(8,016,160)	—	(8,016,160)	$0.001
Outstanding as of December 31, 2024	23,211,642	9,703,704	32,915,346	$0.40	3.1

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 8,958,589 and 7,114,975 as of December 31, 2024 and 2023, respectively, of which 1,114,335 and 1,802,675 shares remained available for grant under the 2019 Plan, respectively. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2024 and January 1, 2023, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares in each case, equal to the 2019 Plan determined maximum for each year.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued common shares. As of December 31, 2024 and 2023, respectively, options to purchase 7,555,310 and 4,746,508 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of December 31, 2024 and 2023, respectively, options to purchase 288,944 and 565,792 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted options to purchase 832,250 shares of common stock subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2024 vest based on the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	5,312,300	$3.24	7.3	$685
Granted	3,404,750	$2.58
Forfeited	(542,959)	$2.36
Exercised	(262,009)	$1.50
Expired	(67,828)	$2.63
Outstanding as of December 31, 2024	7,844,254	$3.08	7.5	$11,669
Options exercisable as of December 31, 2024	3,733,105	$3.74	5.9	$4,913
Options unvested as of December 31, 2024	4,111,149	$2.48	8.9	$6,756

The weighted average grant-date fair value per share of stock options granted was $2.17 and $2.24 for the years ended December 31, 2024 and 2023, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $2.4 million and $1.7 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $305 and $173, respectively.

The range of assumptions that the Company used to determine the fair value of the stock options granted were as follows:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.5% - 4.3%	3.4% - 4.8%
Expected volatility	97.3% - 114.6%	101.6% - 147.1%
Expected dividend yield	—	—
Expected term (in years)	5.5 - 7.0	5.5 - 7.0

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,131,973 as of December 31, 2024. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2023, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares, equal to the 2019 ESPP determined maximum for the year. No increase was made on January 1, 2024.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2024	2023
General and administrative expense	$2,145	$1,376
Research and development expense	1,443	871
Total stock-based compensation expenses	$3,588	$2,247

As of December 31, 2024, total unrecognized compensation cost related to the unvested share-based awards was $6.8 million, which is expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2023, total unrecognized compensation cost related to the unvested share-based awards was $3.8 million, which was expected to be recognized over a weighted average period of 2.7 years.

10.
Income Taxes

The Company recorded an income tax benefit related to state research and development tax credits. The components of the income tax benefit for the periods shown are as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(30)	(32)
	(30)	(32)
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax benefit	$(30)	$(32)

The following table provides a reconciliation between income tax benefit and the expected tax benefit at the statutory rate:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income tax benefit—net of federal tax	5.5	5.8
R&D tax credits	2.3	2.9
Refundable tax credit	0.1	0.1
Other	0.1	—
Permanent adjustments	(1.9)	(0.6)
Change in valuation allowance	(27.0)	(29.1)
Effective income tax rate	0.1%	0.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Net operating loss carryforwards	$53,797	$50,305
Capitalized R&D	17,239	9,662
Federal and state tax credits	7,532	6,440
Other	4,232	3,647
Deferred tax assets	82,800	70,054

Other	(351)	(552)
Deferred tax liabilities	(351)	(552)

Valuation allowance	(82,449)	(69,502)
Net deferred tax asset	$—	$—

For the years ended December 31, 2024 and 2023, the Company generated federal and state net operating losses (“NOLs”) of approximately $13.1 million and $8.1 million, respectively. At December 31, 2024 and 2023, the federal and state net operating loss balances were approximately $199.8 million and $186.9 million, respectively. The federal operating losses generated prior to 2018 will expire in years 2031 through 2037, unless previously utilized. The federal operating losses generated in 2018 or later can be carried forward indefinitely, however will only offset 80% of taxable income in a carryforward year. The state operating losses generated will expire in years 2031 through 2044, unless previously utilized. The Company also generated federal R&D tax credits for the years ended December 31, 2024 and 2023 of approximately $1.1 million and $848, respectively. At December 31, 2024 and 2023, the federal R&D tax credit carryforwards were approximately $7.3 million and $6.2 million, respectively. These credits will expire in years 2032 through 2044, unless previously utilized. The Company completed a detailed Section 382 analysis, and due to multiple historical ownership changes, the Company’s NOLs as of December 31, 2022, in the amount of $178.4 million and R&D tax credits in the amount of $5.4 million are subject to limitation. If a further ownership change occurs, the Company’s ability to use its tax attributes might be further limited.

The Company also generated state research tax credits for the years ended December 31, 2024 and 2023 of approximately $296 and $265, respectively. At December 31, 2024 and 2023, the state R&D tax credit carryforwards were approximately $244 and $275, respectively. The Company applied to exchange a portion of these credits for cash under a state-run program. These amounts, $30 and $32 for the years ended December 31, 2024 and 2023, respectively, were recognized as current income tax benefits in the Company’s Consolidated Statements of Comprehensive Loss. At each of December 31, 2024 and 2023, the Company’s Consolidated Balance Sheets reflect income tax receivables of $130 and $32 respectively, related to these credits. Because of the net operating loss and research credit carryforwards, tax years 2011 through 2023 remain open to U.S. federal and state tax examinations.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize U.S. expenses over five years and non-U.S. expenses over fifteen years pursuant to Internal Revenue Code Section 174. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we expect to continue to capitalize research and development expenses under the current tax law. The impact of Section 174 on the Company's deferred tax assets depends on the amount of research and development expenditures incurred by the Company and whether the IRS issues guidance on the provision, which differs from the Company's current interpretation, among other things. For the for the years ended December 31, 2024 and 2023, this provision resulted in additional deferred tax assets of $7.6 million and $4.8 million, respectively.

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

The Company determined that operating losses it incurred since its inception on March 17, 2011, represented negative evidence sufficient to conclude a valuation allowance was necessary. As such, the Company has recorded a valuation allowance of $82.4 million and $69.5 million at December 31, 2024 and 2023, respectively, as a reserve against its net deferred tax assets. These balances reflect increases in the valuation allowance of $12.9 million and $8.4 million in 2024 and 2023, respectively, both representing an increase in net deferred tax assets.

The Company applies the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As a result of the implementation of ASC 740, the Company recognized no adjustment for unrecognized income tax benefits. The Company has not, as of yet, conducted a study of R&D tax credit carryforwards. Such a study could result in an adjustment to the Company’s R&D tax credit carryforwards; however, until a study is completed and any potential adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D tax credits and, if an adjustment is required in the future, this adjustment would be offset by a corresponding adjustment to the valuation allowance. For the years ended December 31, 2024 and 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

11.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2024	2023
Net loss	$(47,911)	$(29,065)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	101,971,873	99,033,373
Basic and diluted net loss per common share outstanding	$(0.47)	$(0.29)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of December 31, 2024 and 2023, the Company had pre-funded warrants to purchase 23,211,642 and 31,227,802 shares of common stock outstanding, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the years ended December 31, 2024 and 2023.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of December 31, 2024 and 2023, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of December 31,
	2024	2023
Warrants	9,703,704	9,703,704
Stock Options	7,844,254	5,312,300
Total potential common shares	17,547,958	15,016,004

12.
Segments

The Company operates and manages its business as one reportable segment, which is also the Company’s only operating segment. Such segment is the business of developing and commercializing the investigational therapy Haduvio (oral Nalbuphine ER) for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and RCC. The Company’s chief operating decision maker, or CODM, is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the Company’s consolidated statements of comprehensive loss.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM uses consolidated net loss to evaluate the Company’s spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

The accounting policies of the segment are the same as those described in Note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year Ended December 31,
	2024	2023
Chronic cough in IPF clinical trial expense	$14,615	$5,867
Refractory chronic cough clinical trial expense	6,042	2,383
Other clinical trials and studies [1]	4,313	4,410
Clinical trial material	3,235	2,216
Other clinical development expenses [2]	4,008	3,154
Employee compensation (excluding stock compensation expense)	9,265	7,883
Stock compensation expense	3,588	2,247
Other segment items [3]	6,447	5,653
Interest income, net	(3,602)	(4,748)
Net loss	$47,911	$29,065

(1) Includes expense related to the Company’s Human Abuse Potential study, the Company’s Phase 2a CANAL trial of Haduvio for the treatment of chronic cough in patients with IPF, and the Company’s Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis.

(2) Includes expense related to general research and development activities, regulatory, medical affairs, and quality assurance.

(3) Includes general administrative expense, interest expense, net, other (expense) income, net and income tax benefit.

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

The Company also has commitments under lease and licensing agreements (Note 5 and Note 13).

15.
Retirement Plan

In January 2024, the Company adopted a new 401(k) defined contribution plan for the benefit for all U.S. employees. All eligible employees of the Company are able to immediately participate in the plan (with an entry date of the first day of any month), with no minimum service requirement. The 401(k) plan provides that the Company make non-discretionary matching contributions of 50% of the first 6% of elective contributions. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer match contribution portion of their accounts, as well as any earnings thereon, is based on years of credited service, vesting over a one-year period. Prior to January 2024, the Company was a participating employer of a multiple employer defined contribution retirement plan that complied with Section 401(k) of the Code.

The Company’s expense under both of the 401(k) plans, representing its employer matching contributions and additional contributions in accordance with regulatory compliance requirements, totaled $152 and $126 for the years ended December 31, 2024 and 2023, respectively.

16.
Subsequent Events

In March 2025, common stock warrants from the October 2021 private placements that were set to expire on October 5, 2028 were exercised to purchase 2.8 million shares of common stock, which provided approximately $3.8 million in cash proceeds to the Company. See Note 9 above for further discussion of the October 2021 private placements.