Form 10-Q
period 2025-03-31
Trevi Therapeutics, Inc.
filed 2025-05-08
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 101,744,767 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our clinical trials, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned Phase 2a clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease or non-IPF ILD, and our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC;
•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC;
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
•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC. Before commencing the trials, we plan to submit the protocols to regulatory authorities to obtain any feedback they may have. Changes in the design of the planned trials or regulatory delays may affect the timing and costs of our planned or ongoing trials and may affect our ability to complete the trials with our existing cash resources.
•
The outcome of clinical trials of a product candidate may not be predictive of the success of later clinical trials of such product candidate or of clinical trials of such product candidate for different indications. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier clinical trials.
•
We have experienced delays and difficulties in the enrollment of patients in our clinical trials in the past. If we experience delays or difficulties in the enrollment of patients in current or future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough with IPF, IPF, chronic cough in non-IPF ILD, and RCC, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments not specifically approved to treat chronic cough and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such treatments to participate in our clinical trials.
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
•
We face competition, which may result in others developing or commercializing products before or more successfully than we do.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	Unaudited
Current assets:
Cash and cash equivalents	$19,374	$34,097
Marketable securities	83,883	73,525
Prepaid expenses	1,530	939
Other current assets	834	867
Total current assets	105,621	109,428
Operating lease right-of-use assets	865	915
Property, equipment and leasehold improvements, net	277	157
Other non-current assets	241	243
Finance lease right-of-use assets	—	157
Total assets	$107,004	$110,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,421	$3,414
Accrued expenses	5,169	6,810
Operating lease liabilities	276	254
Finance lease liabilities	—	31
Total current liabilities	6,866	10,509
Operating lease liabilities	681	747
Total liabilities	7,547	11,256
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued or outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; and 99,892,915 and 93,602,631 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	100	94
Additional paid-in capital	396,669	386,534
Accumulated other comprehensive income	73	61
Accumulated deficit	(297,385)	(287,045)
Total stockholders’ equity	99,457	99,644
Total liabilities and stockholders’ equity	$107,004	$110,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$7,811	$8,804
General and administrative	3,659	3,102
Total operating expenses	11,470	11,906
Loss from operations	(11,470)	(11,906)
Other income (expense):
Interest income, net	1,125	998
Other expense, net	(6)	(1)
Interest expense	—	(1)
Total other income, net	1,119	996
Loss before income taxes	(10,351)	(10,910)
Income tax benefit	11	8
Net loss	$(10,340)	$(10,902)
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.11)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	117,610,750	99,517,212
Net loss	$(10,340)	$(10,902)
Other comprehensive (loss) income:
Net unrealized gains (losses) on available-for-sale marketable securities	12	(38)
Comprehensive loss	$(10,328)	$(10,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	1,208	—	—	1,208
Issuance of common stock from exercise of stock options	290,284	—	718	—	—	718
Issuance of common stock from warrant exercise	6,000,000	6	8,214	—	—	8,220
Issuance of common stock under offering, less issuance costs	—	—	(5)	—	—	(5)
Unrealized gains on available-for-sale marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(10,340)	(10,340)
Balance at March 31, 2025	99,892,915	$100	$396,669	$73	$(297,385)	$99,457

Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	723	—	—	723
Issuance of common stock from exercise of stock options	2,631	—	4	—	—	4
Issuance of common stock from pre-funded warrant exercise	673,837	1	(1)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(10,902)	(10,902)
Balance at March 31, 2024	68,960,167	$69	$322,368	$(67)	$(250,036)	$72,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(10,340)	$(10,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,208	723
Operating lease right-of-use assets	112	120
Depreciation and amortization	37	35
Accretion of available-for-sale marketable securities, net	(395)	(381)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(605)	584
Accrued expenses and other liabilities	(1,501)	(940)
Accounts payable	(1,993)	294
Net cash used in operating activities	(13,477)	(10,467)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	17,595	22,173
Purchases of available-for-sale marketable securities	(27,546)	(30,264)
Net cash used in investing activities	(9,951)	(8,091)
Financing activities:
Proceeds from exercises of warrants	8,220	—
Proceeds from exercises of stock options	718	4
Payments of offering costs	(222)	—
Payments of finance lease	(11)	(32)
Net cash provided by (used in) financing activities	8,705	(28)
Net decrease in cash and cash equivalents	(14,723)	(18,586)
Cash and cash equivalents at beginning of period	34,097	32,397
Cash and cash equivalents at end of period	$19,374	$13,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”), chronic cough in patients with non-IPF interstitial lung disease ("ILD"), and in patients with refractory chronic cough ("RCC").

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA), targeting opioid receptors that play a key role in controlling chronic cough. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the United States (“U.S.”) and Europe. Nalbuphine’s mechanism of action also potentially mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to March 31, 2025 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 13.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include but are not limited to the recognition of research and development (“R&D”) expenses, the valuation of stock-based awards and the valuation allowance for deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2025 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual Consolidated Financial Statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other interim period or any future year or period.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. The Company’s marketable securities potentially subject the Company to concentrations of credit risk. The Company's cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign-hedging arrangements.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through March 31, 2025.

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

The Company has entered into agreements with CROs, contract manufacturing organizations (“CMOs”) and other companies that provide services in connection with the Company’s R&D activities. The value of goods and services received from CROs and CMOs in the reporting period are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, timing of payments made and contracted costs. The estimated costs of R&D provided, but not yet invoiced, are included in accrued expenses on the Condensed Consolidated Balance Sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CROs, CMOs and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses or as other current assets on the Condensed Consolidated Balance Sheets, as applicable, and are recognized as expenses as the goods are delivered or the related services are performed.

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

The Company applies the provisions of ASC 740, Income Taxes, (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through March 31, 2025 and December 31, 2024. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

Leases

Under ASC 842, Leases, the Company determines if an arrangement is a lease at its inception. Leases are classified as either operating or finance, based on the Company’s evaluation of certain criteria. If a lease has a term greater than one year, the lease is recognized in the balance sheet as a right-of-use asset and a lease liability at lease commencement. The Company elected the short-term lease practical expedient, therefore, if a lease has a term less than one year, the Company will not recognize the lease on its balance sheet. The right-of-use asset represents the Company’s right-of-use to an underlying asset for the term of the lease and the lease liability represents the Company’s obligation to make lease payments arising from the lease. If the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, based on information available at the commencement date of the lease to determine the present value of the lease payments.

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

Segments

The Company has one reportable segment which is also the Company’s only operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Comprehensive Loss

Comprehensive loss represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. As reflected in the accompanying Condensed Consolidated Statements of Comprehensive Loss, our comprehensive loss is comprised of net losses and unrealized gains and losses on marketable securities.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”) and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. The Company adopted this accounting standard for the fiscal year beginning on January 1, 2024 and for the quarter ended March 31, 2025, and it has resulted in incremental disclosures within the footnotes to the Company’s Consolidated Financial Statements.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	March 31, 2025
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$24,887	$44	$(3)	$24,928
Commercial paper	22,609	3	(5)	22,607
Corporate bonds	17,434	26	(1)	17,459
U.S. government agency securities	13,325	16	(5)	13,336
Asset backed securities	5,555	—	(2)	5,553
Total marketable securities	$83,810	$89	$(16)	$83,883

	December 31, 2024
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$22,838	$25	$(12)	$22,851
Corporate bonds	18,921	20	—	18,941
Commercial paper	12,999	3	(2)	13,000
U.S. government agency securities	11,402	21	—	11,423
Asset backed securities	7,304	6	—	7,310
Total marketable securities	$73,464	$75	$(14)	$73,525

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	March 31, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$70,383	$70,423
One year through two years	13,427	13,460
Total	$83,810	$83,883

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$55,323	$55,386
One year through two years	18,141	18,139
Total	$73,464	$73,525

During the three months ended March 31, 2025 and 2024, there were no realized gains or losses on available-for-sale marketable securities.

As of March 31, 2025 and December 31, 2024, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of March 31, 2025 and December 31, 2024, accrued interest receivables on the Company’s available-for-sale marketable securities were $460 and $532, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial assets:
Cash equivalents	Money market funds	$9,499	$—	$—	$9,499
Marketable securities	U.S. treasury securities	—	24,928	—	24,928
Marketable securities	Commercial paper	—	22,607	—	22,607
Marketable securities	Corporate bonds	—	17,459	—	17,459
Marketable securities	U.S. government agency securities	—	13,336	—	13,336
Marketable securities	Asset backed securities	—	5,553	—	5,553
Cash equivalents	Commercial paper	—	3,986	—	3,986
Total assets		$9,499	$87,869	$—	$97,368

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash equivalents	Money market funds	$28,605	$—	$—	$28,605
Marketable securities	U.S. treasury securities	—	22,851	—	22,851
Marketable securities	Corporate bonds	—	18,941	—	18,941
Marketable securities	Commercial paper	—	13,000	—	13,000
Marketable securities	U.S. government agency securities	—	11,423	—	11,423
Marketable securities	Asset backed securities	—	7,310	—	7,310
Cash equivalents	Commercial paper	—	4,479	—	4,479
Total assets		$28,605	$78,004	$—	$106,609

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

In December 2022, the Company entered into a 24-month lease for the financing of the furniture installed in the Company’s new office space. The furniture lease requires monthly payments of approximately $11 starting in March 2023. The Company also entered into an immaterial office equipment lease during the three months ended March 31, 2025, that has a term of 36 months.

The following table presents the Company's lease-related assets and liabilities as presented on its Condensed Consolidated Balance Sheets:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$865	$915
Finance lease assets	Finance lease right-of-use assets	—	157
Total lease assets		$865	$1,072
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$276	$254
Finance lease liabilities	Finance lease liabilities, current portion	—	31
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	681	747
Total lease liabilities		$957	$1,032

The following table presents information related to the Company's lease expense for the periods shown:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$85	$85
Finance lease expense	12	12
Total lease expense	$97	$97

Future minimum lease payments from March 31, 2025 until the expiration of the leases are as follows:

Operating Leases
2025	$273
2026	371
2027	380
2028	95
Total minimum lease payments	1,119
Less: Amount of lease payments representing interest	(162)
Present value of future minimum lease payments	$957

The following table presents certain information related to the lease terms and discount rates for the Company's leases:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	3.0 years	3.3 years
Finance leases	—	0.3 years

Weighted average discount rate:
Operating leases	10.91%	11.00%
Finance leases	—	4.37%

The following table presents supplemental cash flow information related to the Company's leases for the periods shown:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$78	$69
Finance lease payments	$11	$32
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9	$—

6.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued R&D projects	$3,147	$3,482
Accrued compensation and benefits	1,068	2,538
Accrued consulting and professional fees	868	747
Accrued other	86	43
Total accrued expenses	$5,169	$6,810

7.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	March 31, 2025	December 31, 2024
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	26,915,346	32,915,346
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	9,705,194	7,555,310
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,131,973	1,131,973
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	278,418	288,944
	38,030,931	41,891,573

At-the-Market Offering

In June 2020, the Company entered into a sales agreement (the "2020 ATM Sales Agreement") with SVB Securities LLC ("SVB Securities") under which the Company was able to issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, the Company and SVB Securities amended the 2020 ATM Sales Agreement to increase the maximum aggregate offering price of common stock that it was able to issue and sell from time to time under the 2020 ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million.

Sales of common stock under the 2020 ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to make any sales of its common stock under the 2020 ATM Sales Agreement. The Company began making sales pursuant to the 2020 ATM Sales Agreement in July 2020. As of August 15, 2023, the date of termination of the 2020 ATM Sales Agreement, the Company had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million pursuant to the 2020 ATM Sales Agreement, before deducting estimated commissions and allocated fees of $1.0 million.

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the 2020 ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the 2020 ATM Sales Agreement. As of December 31, 2024, the Company had issued and sold 4,498,065 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million. No shares have been sold under the 2023 ATM Sales Agreement for the three months ended March 31, 2025.

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor, in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. The accompanying common stock warrants had an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028. All of the warrants with an expiration date of April 5, 2025 were exercised in 2022 and all of the warrants with an expiration date of October 5, 2028 were exercised prior to March 31, 2025. Therefore, all of the accompanying common stock warrants have been exercised.

On October 18, 2021, the Company issued and sold to New Enterprise Associates 16, L.P., an existing stockholder of the Company (“NEA”) and related party, in a private placement, 1,851,852 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62 for gross proceeds of approximately $3.0 million. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock were scheduled to expire on April 18, 2025, and warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on October 18, 2028. Subsequent to March 31, 2025, NEA exercised all of the warrants that would have expired on April 18, 2025. None of the accompanying common stock warrants issued to NEA in the private placement that expire on October 18, 2028 have been exercised.

Total net proceeds from the two October 2021 private placements were $13.7 million, after deducting issuance costs of $1.1 million and excluding any proceeds from the exercise of warrants that were issued and sold in such private placements.

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

Registered Offerings

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement with SVB Securities; Stifel, Nicolaus & Company, Incorporated; and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the underwriting agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million.

On December 17, 2024, the Company issued and sold 12,500,000 shares of the Company’s common stock to certain investors in an underwritten registered direct offering (the “December 2024 Offering”), at an offering price of $4.00 per share of common stock pursuant to an underwriting agreement with Leerink Partners LLC; Stifel, Nicolaus & Company, Incorporated; and Oppenheimer & Co. Inc, as representatives of the several underwriters. The December 2024 Offering resulted in aggregate gross proceeds to the Company of $50.0 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	23,211,642	9,703,704	32,915,346	$0.40
Exercised	—	(6,000,000)	(6,000,000)	$1.37
Outstanding as of March 31, 2025	23,211,642	3,703,704	26,915,346	$0.19

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

The total number of shares of common stock that may be issued under the 2019 Plan and the 2012 Plan was 10,773,928 as of March 31, 2025, of which 790,316 shares remained available for grant under the 2019 Plan. Awards may be made under the 2019 Plan for up to such number of shares of the Company’s common stock as is equal to the sum of: i) 1,578,947 shares; plus ii) the number of shares (up to 1,157,894 shares) of the Company’s common stock subject to outstanding awards under the 2012 Plan that expire, terminate or are otherwise cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus iii) an annual increase to be added on the first day of each fiscal year, beginning with 2020 and continuing through 2029, equal to the least of (a) 2,105,623 shares of common stock, (b) 4% of the number of outstanding shares of the Company’s common stock on such date, and (c) an amount determined by the Company’s board of directors. Effective January 1, 2025 and January 1, 2024, respectively, the number of shares reserved for issuance under the 2019 Plan increased, pursuant to the terms of the 2019 Plan, by an additional 2,105,623 shares in each case, equal to the 2019 Plan determined maximum for each year.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of March 31, 2025 and December 31, 2024, respectively, options to purchase 9,705,194 shares and 7,555,310 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of March 31, 2025 and December 31, 2024, respectively, options to purchase 278,418 and 288,944 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted options to purchase 832,250 shares of common stock subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs granted in February 2024 vest based on the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2024	7,844,254	$3.08
Granted	2,496,650	$4.23
Exercised	(290,284)	$2.47
Forfeited	(67,008)	$2.38
Expired	—	$—
Outstanding as of March 31, 2025	9,983,612	$3.39
Options exercisable as of March 31, 2025	4,229,866	$3.55
Options unvested as of March 31, 2025	5,753,746	$3.26

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,131,973 as of March 31, 2025, all of which remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. Effective January 1, 2024, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP increased, pursuant to the terms of the 2019 ESPP, by an additional 526,315 shares, equal to the 2019 ESPP determined maximum for the year. No annual increase was made on January 1, 2025.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2025	2024
General and administrative expense	$682	$425
Research and development expense	526	298
Total stock-based compensation expenses	$1,208	$723

8.
Income Taxes

As of March 31, 2025 and December 31, 2024, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three months ended March 31, 2025 and 2024 was for the Company’s estimates for its state research and development tax credits in each given year.

9.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,340)	$(10,902)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	117,610,750	99,517,212
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.11)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of both March 31, 2025 and December 31, 2024, the Company had pre-funded warrants to purchase 23,211,642 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for each of the three months ended March 31, 2025 and 2024.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of March 31,
	2025	2024
Stock Options	9,983,612	7,822,705
Warrants	3,703,704	9,703,704
Total potential common shares	13,687,316	17,526,409

10.
Segments

The Company operates and manages its business as one reportable segment, which is also the Company’s only operating segment. Such segment is the business of developing and commercializing the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the Company’s consolidated statements of comprehensive loss.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM uses consolidated net loss to evaluate the Company’s spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

The accounting policies of the segment are the same as those described in Note 2 of the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended March 31,
	2025	2024
Chronic cough in IPF clinical trial expense	$2,882	$2,803
Refractory chronic cough clinical trial expense	818	952
Clinical trial material	234	539
Other clinical trials and studies [1]	48	2,031
Other clinical development expenses [2]	1,418	903
Employee compensation (excluding stock compensation expense)	2,958	2,183
Stock-based compensation expense	1,208	723
Other segment items [3]	1,899	1,766
Interest income, net	(1,125)	(998)
Net loss	$10,340	$10,902

(1) Includes expense related to the Company’s human abuse potential study, the Company’s Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in patients with IPF, and the Company’s Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis.

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

13.
Subsequent Events

In April 2025, common stock warrants from the October 2021 private placements that were set to expire on April 18, 2025 were exercised for 1,851,852 shares of common stock. This exercise resulted in approximately $2.5 million in cash proceeds to the Company. See Note 7 above for further discussion of the October 2021 private placements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 18, 2025. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, chronic cough in patients with non-IPF interstitial lung disease or non-IPF ILD, and in patients with refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA), targeting opioid receptors that play a key role in controlling chronic cough. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine is a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also potentially mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

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

We are conducting our Phase 2b CORAL clinical trial, which is a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in patients with IPF. This trial is being conducted at multiple sites in ten countries and uses a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluates three doses of Haduvio as compared to placebo. The primary efficacy endpoint for the trial is the relative change in 24-hour cough frequency at the end of week six versus baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The protocol for the Phase 2b CORAL clinical trial provided for a sample size re-estimation, or SSRE, analysis once approximately 50% of the patients in the trial were evaluable for the primary endpoint. In October 2024, we reached 50% of the targeted study enrollment. As a result, the SSRE analysis was performed once the last of these patients completed the six weeks of treatment and was evaluable for the primary endpoint. In December 2024, we announced that this analysis resulted in no change to the targeted 160 patient sample size for the trial, confirming the pre-specified conditional power of 80% or greater. We completed enrollment of the trial in February 2025 and last patient last visit for the trial was completed in April 2025. We expect to announce topline results in the second quarter of 2025. Subject to the results of the Phase 2b CORAL clinical trial, we expect to request an end of Phase 2 meeting with the FDA in 2025 and initiate our Phase 3 program for Haduvio for chronic cough in patients with IPF in the first half of 2026.

We are also conducting a Phase 1 respiratory function and safety study, which we refer to as TIDAL, in the U.K. and U.S. and we have initiated screening. TIDAL is a multi-center, open-label, in-clinic, fixed-sequence placebo and NAL ER dose escalation study assessing overnight respiratory function and safety in patients with IPF. We expect to enroll up to approximately 10 patients who will be in-clinic for ten days. The goal of the study is to assess the safety and tolerability of Haduvio as well as the effect on respiratory function and safety in subjects with IPF based on assessment of end tidal partial pressure of carbon dioxide (PetCO2), oxygen saturation (SpO2), and respiratory rate. We plan to use this information to define the patient population for any Phase 3 clinical trials that we may conduct in chronic cough in patients with IPF.

Chronic Cough in Patients with non-IPF ILD Program. We also plan to develop Haduvio for the treatment of chronic cough in patients with non-IPF ILD. We plan to determine the population of non-IPF ILD patients who suffer from neurogenic chronic cough and, assuming positive data from the Phase 2b CORAL clinical trial, we plan to conduct a Phase 2a clinical trial for such patients with non-IPF ILD, subject to discussions with regulatory authorities.

RCC Program. We are also developing Haduvio for the treatment of patients with RCC. In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio in patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. We conducted this trial at multiple sites in the United Kingdom and Canada. In total, 66 patients in the trial received Haduvio. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population at Day 21. The full analysis set population included all patients who received at least one dose of study drug and have objective cough count data on both Baseline and Day 21 in at least one treatment period (N=59). In the trial, Haduvio met the primary endpoint with a statistically significant reduction in the objective 24-hour cough frequency of 67% from baseline and 57% on a placebo-adjusted basis (p<0.0001). Planned analyses of all pre-specified secondary endpoints, including patient reported endpoints, at the end of treatment were also statistically significant. Haduvio demonstrated a statistically significant reduction for the secondary endpoint of reduction in 24-hour cough frequency in two pre-specified subgroups: patients who coughed 10-19 times/hour (moderate 24-hour cough frequency) (p<0.0001), and patients who coughed 20 or greater times/hour (severe 24-hour cough frequency) (p<0.0001). The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We are in the process of designing our next planned trial of Haduvio in patients with RCC. We expect the objectives for the trial will be to determine the doses to be evaluated in the next clinical trial of Haduvio in patients with RCC as well as to further characterize the safety in this specific patient population.

Chronic Cough in Patients with non-IPF ILD Program. Assuming positive data from the Phase 2b CORAL clinical trial, we also plan to develop Haduvio for the treatment of chronic cough in patients with non-IPF ILD. We plan to determine the population of non-IPF ILD patients who suffer from neurogenic chronic cough and would plan to conduct a Phase 2a clinical trial for such patients with non-IPF ILD, subject to discussions with regulatory authorities.

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

Other NDA Supportive Studies. We also plan to continue to progress and advance other NDA supportive studies necessary for regulatory approval. Other NDA supportive studies include Phase 1 clinical studies such as drug-drug interaction, food effect, and renal impairment studies.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2025, we had an accumulated deficit of $297.4 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or in patients with RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $103.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program for the treatment of chronic cough in patients with IPF, our ongoing Phase 1 TIDAL respiratory function and safety study in patients with IPF of varying disease severity, our planned Phase 2a clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with RCC, and any supportive studies necessary for regulatory approval.

We will need substantial additional funding to support our continuing operations and pursue development and commercialization of Haduvio. Until such time that we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of Haduvio for one or more indications or delay our efforts to expand our product pipeline.

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

Other Expense, Net

Other expense, net consists of foreign currency transaction gains and losses.

Interest Expense

Interest expense consists of the interest expense associated with our finance lease.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$7,811	$8,804	$(993)
General and administrative	3,659	3,102	557
Total operating expenses	11,470	11,906	(436)
Loss from operations	(11,470)	(11,906)	436
Other income (expense):
Interest income, net	1,125	998	127
Other expense, net	(6)	(1)	(5)
Interest expense	—	(1)	1
Total other income, net	1,119	996	123
Loss before income taxes	(10,351)	(10,910)	559
Income tax benefit	11	8	3
Net loss	$(10,340)	$(10,902)	$562

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Clinical development expenses	$5,267	$7,128	$(1,861)
Personnel and related expenses	1,880	1,275	605
Stock-based compensation expenses	526	298	228
Other research and development expenses	138	103	35
Total research and development expenses	$7,811	$8,804	$(993)

Research and development expenses for the three months ended March 31, 2025 decreased to $7.8 million from $8.8 million for the corresponding period in 2024, primarily due to decreased clinical development expenses for our HAP study, which was actively enrolling patients in the prior year period, partially offset by an increase in personnel related expenses due to increased headcount along with a corresponding increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 increased to $3.7 million from $3.1 million for the corresponding period in 2024, primarily due to an increase in stock-based compensation expense and personnel related expenses.

Other Income, Net

Other income, net for the three months ended March 31, 2025 was $1.1 million compared to other income, net of $1.0 million for the corresponding period in 2024. The change was primarily due to an increase in interest income due to higher average cash equivalent and marketable securities balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations.

In June 2020, we entered into a sales agreement, or the 2020 ATM Sales Agreement, with SVB Securities LLC, or SVB Securities, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the 2020 ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the 2020 ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the 2020 ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We were not obligated to make any sales of our common stock under the 2020 ATM Sales Agreement. Through August 15, 2023, the date of termination of the 2020 ATM Sales Agreement, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million, before deducting estimated commissions and allocated fees of $1.0 million. In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the 2020 ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the 2020 ATM Sales Agreement. As of December 31, 2024, we had issued and sold 4,498,065 shares of common stock for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million under the 2023 ATM Sales Agreement. No shares have been sold under the 2023 ATM Sales Agreement for the three months ended March 31, 2025.

On December 17, 2024, we issued and sold 12,500,000 shares of our common stock to certain investors in an underwritten registered direct offering, or the December 2024 Offering, at an offering price of $4.00 per share of common stock pursuant to an underwriting agreement with Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and Oppenheimer & Co. Inc, as representatives of the several underwriters. The December 2024 Offering resulted in aggregate gross proceeds to us of approximately $50.0 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(13,477)	$(10,467)	$(3,010)
Net cash used in investing activities	(9,951)	(8,091)	(1,860)
Net cash provided by (used in) financing activities	8,705	(28)	8,733
Net decrease in cash and cash equivalents	$(14,723)	$(18,586)	$3,863

Operating Activities

During the three months ended March 31, 2025, operating activities used $13.5 million of net cash, resulting from our net loss of $10.3 million and net changes in our operating assets and liabilities of $4.1 million, partially offset by net non-cash charges of $1.0 million. Changes in our operating assets and liabilities consisted of a $2.0 million decrease in accounts payable, a $1.5 million decrease in accrued expenses and other liabilities and a $0.6 million increase in prepaid expenses and other current assets. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits along with a decrease in accruals for clinical development and clinical trial work performed by our CROs. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs. The non-cash charges consisted primarily of stock-based compensation expense of $1.2 million, $0.1 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $0.4 million of accretion of our available-for-sale marketable securities.

During the three months ended March 31, 2024, operating activities used $10.5 million of net cash, resulting from our net loss of $10.9 million and net changes in our operating assets and liabilities of $0.1 million, partially offset by net non-cash charges of $0.5 million. Changes in our operating assets and liabilities consisted of a $0.9 million decrease in accrued expenses and other liabilities partially offset by a $0.6 million decrease in prepaid expenses and other current assets and a $0.3 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments related to our corporate insurance as well as our clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $0.7 million and a $0.1 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $0.4 million of accretion of our available-for-sale marketable securities.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $10.0 million, primarily related to $27.5 million of purchases of available-for-sale marketable securities partially offset by $17.6 million of proceeds from maturities of available-for-sale marketable securities.

During the three months ended March 31, 2024, net cash used in investing activities was $8.1 million, primarily related to $30.3 million of purchases of available-for-sale marketable securities, partially offset by $22.2 million of proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $8.7 million, primarily consisting of cash proceeds of $8.2 million from the exercise of warrants and $0.7 million of cash proceeds from the exercise of stock options partially offset by $0.2 million in payments of offering costs related to the December 2024 Offering.

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
•
our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity;
•
our planned Phase 2a clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD; and
•
our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC;
•
our planned Phase 1 NDA supportive studies; and
•
our existing and planned resources necessary to support the conduct of these clinical trials.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio, each for the treatment of chronic cough in patients with IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned Phase 2a clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial in patients with RCC, and our planned Phase 1 NDA supportive studies, as well as trials for any future product candidates and the costs of seeking regulatory approvals;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and in patients with RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or in patients with RCC or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or in patients with RCC or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026.

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or in patients with RCC or any other indication, including to conduct our planned clinical trials to completion. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, is the most important to understanding and evaluating our reported financial results. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $10.3 million and $47.9 million for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $297.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned Phase 2a clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease, or non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC, and our planned Phase 1 NDA supportive studies;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA, and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;

•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or in patients with RCC or for any future product candidate that successfully completes clinical trials, if any;
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

Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2025 and the year ended December 31, 2024, we used net cash of $13.5 million and $38.3 million, respectively, in our operating activities, substantially all of which related to development activities for

Haduvio. As of March 31, 2025, our cash, cash equivalents and marketable securities were $103.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as and if we:

•
conduct our ongoing Phase 2b CORAL clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with IPF;
•
conduct our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity;
•
conduct our planned Phase 2a clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD;
•
conduct our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC; and
•
conduct our planned Phase 1 NDA supportive studies;

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, in patients with RCC, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 2b CORAL clinical trial and our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned Phase 2a trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next planned clinical trial for the treatment of patients with RCC, and our planned Phase 1 NDA supportive studies as well as trials for any future product candidates;
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

•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or in patients with RCC, or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or in patients with RCC or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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
•
conduct our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity;
•
conduct our planned Phase 2a clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD;
•
conduct our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC
•
conduct our planned Phase 1 NDA supportive studies; and
•
seek regulatory and marketing approvals for Haduvio.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

Our most advanced programs are for the development of Haduvio for the treatment of chronic cough in patients with IPF and in patients with RCC. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in patients with IPF and in patients with RCC are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and non-clinical trials of Haduvio, including the additional clinical trials we are conducting and plan to conduct for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and in patients with RCC;
•
completing other supportive Phase 1 clinical studies, including studies for drug-drug interactions, food effect, and renal impairment studies;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA), targeting opioid receptors that play a key role in controlling chronic cough. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the U.S. and Europe and is currently not commercially available in an oral dosage form. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD, and no therapies have been approved in the U.S. for the treatment of patients with RCC. Gefapixant has been approved in Europe, Switzerland, and Japan for the treatment of patients with RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

Although the primary endpoint in our current and planned clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC will be measured using an objective cough monitor, we have or expect to have PRO instruments as secondary endpoints. There is currently no validated PRO instrument that has been accepted for chronic cough indications.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, and in patients with RCC is dependent upon our ability to enroll a sufficient number of patients with these severe conditions. We have experienced delays and difficulties in the enrollment of patients in certain of our clinical trials, including our Phase 2 CANAL trial, which delayed the completion of these trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, non-IPF ILD and in patients with RCC, and patients are often only able to enroll in a single trial at a time. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD and no therapies have been approved in the U.S. for the treatment of patients with RCC. However, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials.

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

In addition, Haduvio, as a KAMA, may be susceptible to side effects associated with drugs having either of those mechanisms of action. Kappa-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the dual kappa-opioid receptor agonist and mu-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. Mu-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients, including drug addicts.We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

In our Phase 2a CANAL trial of Haduvio for the treatment of chronic cough in patients with IPF, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, constipation and somnolence. In our Phase 2a RIVER trial of Haduvio for the treatment of RCC, the most frequently reported treatment emergent adverse events associated with Haduvio were constipation, nausea, somnolence, headache, dizziness, and fatigue.

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

Opioids as a class are associated with respiratory depression. The drug label for nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We are conducting our Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1 study, it could affect our ability to conduct a trial in this patient population.

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

In addition, the parenteral formulation of nalbuphine is currently not scheduled as a controlled substance under the federal Controlled Substances Act of 1970 or the regulations of the U.S. Drug Enforcement Agency, or the DEA, in the U.S. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and carrying the greater level of regulatory control and Schedule V substances considered to present the lowest relative risk of abuse among such substances and, accordingly, the lowest level of regulatory control. Various states also independently regulate controlled substances. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately regulate drugs as well. While some states automatically classify a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Regulatory authorities in foreign jurisdictions may also determine to classify Haduvio as a controlled substance under different, but potentially no less burdensome, regulations. In our HAP trial, we compared Haduvio with butorphanol, which is currently classified as a Schedule IV substance. Nalbuphine has been available for decades and was regularly kept unscheduled by the DEA. In addition, Haduvio was less likable than butorphanol in the HAP study and the DEA will evaluate the HAP results together with other elements of the 8-factor plan required to determine scheduling. However, it is possible that the DEA could determine that Haduvio, which is an oral, extended-release formulation, should be classified as a Schedule V or Schedule IV substance.

If Haduvio is classified as a controlled substance, the level of regulation would depend on how it is scheduled and we and our suppliers, manufacturers, contractors, distributors and any future customers would be required to obtain and maintain any applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with any applicable state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. If Haduvio is classified as a controlled substance, there is a risk that it could limit our ability to produce and distribute Haduvio in the volume needed to meet potential commercial demand.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in patients with chronic cough with IPF, in patients with chronic cough with non-IPF ILD, and in patients with RCC in future clinical trials despite demonstrating positive results in earlier clinical trials. The results of our Phase 2 CANAL trial for the treatment of chronic cough in IPF, our Phase 2a RIVER trial for the treatment of RCC, or our Phase 2b CORAL trial for the treatment of chronic cough in patients with IPF may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or in patients with RCC. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio were to receive marketing approval from the FDA for chronic cough in patients with IPF or chronic cough in patients with non-IPF ILD, we would plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales force, which would target pulmonologists who specialize in treating IPF and non-IPF ILD patients, as well as ILD centers of excellence, as applicable. If Haduvio were to receive marketing approval from the FDA for RCC, we would plan to market and commercialize Haduvio in the U.S. with our own focused sales force targeting pulmonologists and other specialists, such as allergists, who treat RCC patients who have failed other therapies for chronic cough. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

We face competition, which may result in others developing or commercializing products before or more successfully than we do.

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

If Haduvio is approved for the treatment of chronic cough in patients with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in patients with IPF, such as orvepitant, a NK1 receptor antagonist, which is being developed by Nerre Therapeutics, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, and BI 1839100, which is being developed by Boehringer Ingelheim. Currently there are no product candidates in clinical development for the treatment of chronic cough in patients with non-IPF ILD. In addition, it is possible that product candidates currently in development for the treatment of the fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and ILD. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of patients with RCC and unexplained chronic cough that might be used off-label to treat chronic cough in patients with IPF.

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of patients with RCC such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc., AX-8, a TRPM8 antagonist, which is being developed by Axalbion Therapeutics Ltd., GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics Ltd., and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.

We also expect that Haduvio would compete with a number of therapeutics that are not specifically approved to treat chronic cough, including benzonatate, opioids, corticosteroids, proton-pump inhibitors, and neuromodulators.

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

The commercial potential of any products we are able to commercialize depends in part on reimbursement by government health administration authorities, private health insurers, and other organizations. If we are unable to obtain coverage or reimbursement for those products at the levels anticipated, our financial condition could be harmed. Additionally, if new compounds currently in development by potential competitors obtain marketing approval, there may be downward pressure on reimbursement levels for therapies in our target indications, which could have a negative impact on our ability to achieve and maintain profitability.

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

In addition, geopolitical actions and dynamics, including the imposition of tariffs and responses to tariffs, may impact our ability to obtain and enforce patents or may increase the costs surrounding the prosecution or maintenance of our patent applications or maintenance, enforcement or defense of our issued patents in particular jurisdictions. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD, or RCC, or any other development program, satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD and in patients with RCC. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in patients with IPF, chronic cough in patients with non-IPF ILD or RCC, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program, progress development efficiently, and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

The Trump administration has taken actions to reduce the size of the workforce of the Department of Health and Human Services, or HHS, including the FDA, and to significantly reduce the budget for the Department.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s efforts to reduce the workforce of HHS and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the reduction in workforce did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the reduction in workforce and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year. In addition, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of March 31, 2025, we had 31 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% as of May 8, 2025 and Canada and Mexico (which were 25% as of May 8, 2025 for goods that are not covered by the USMCA).

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding tariffs and international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of these and any new tariff policies or trade restrictions. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3, or the Prior Shelf Registration Statement. The Shelf Registration Statement was declared effective on August 15, 2023. In June 2023, we entered into a new sales agreement, or the 2023 ATM Sales Agreement, with Leerink Partners (formerly SVB Securities) and filed a prospectus under our Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, our prior 2020 ATM sales agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under our prior 2020 ATM sales agreement. From time to time, we may offer and sell under the 2023 ATM Sales Agreement common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. The extent to which we utilize the 2023 ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

On October 5, 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we may not effect the exercise of any such warrant, and the Initial Private Placement Investor will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would exceed 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%. We refer to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor may resell all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. As of April 30, 2025, all of the warrants issued to the Initial Private Placement Investor had been exercised.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of April 30, 2025, warrants issued to NEA to purchase 1,851,852 shares of common stock remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of April 30, 2025, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remained outstanding.

Similarly, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of April 30, 2025, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 10,680,310 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share, which as of February 10, 2022 had been exercised in full. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares would have expired on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares would have expired on October 5, 2028. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock would have expired on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. All of the warrants with an expiration date of April 5, 2025 were exercised in 2022 and all of the warrants with an expiration date of October 5, 2028 were exercised prior to March 31, 2025. Subsequent to March 31, 2025, NEA exercised the warrants that would have expired on April 18, 2025. None of the accompanying common stock warrants issued to NEA in the private placement that expire on October 18, 2028 have been exercised. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 12,531,332 shares of common stock remained outstanding as of April 30, 2025. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 10,680,310 shares of common stock remained outstanding as of April 30, 2025.

As discussed above, the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations and the pre-funded warrants issued to certain purchasers in the September 2022 Offering are subject to the September 2022 Offering Beneficial Ownership Limitations. Although the pre-funded warrants issued to the purchasers in the April 2022 Private Placement are subject to the 2022 Private Placement Beneficial Ownership Limitations and the pre-funded warrants issued to the purchasers in the September 2022 Offering are subject to the September 2022 Offering Beneficial Ownership Limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, NEA and the other purchasers in the April 2022 Private Placement and the September 2022 Offering may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and NEA, the purchasers in the April 2022 Private Placement and/or the purchasers in the September 2022 Offering on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

Furthermore, in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, the holders of warrants would be entitled to receive, with respect to each share of common stock issuable upon exercise of the warrants then held by them and the same amount and kind of securities, cash or property as they would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. In addition, pursuant to the terms of the common stock warrants issued to NEA in our October 2021 Private Placements, in specified circumstances upon a fundamental transaction by us, such warrant holders may have the right to require us to repurchase their common stock warrants at their fair value using a Black Scholes option pricing formula. As a result, in the event of a sale of our company, NEA may be entitled to receive a significantly larger portion of the total proceeds distributable to our stockholders than it would if it exercised the warrants immediately prior to the transaction, and our stockholders could receive significantly less than they otherwise would in such a transaction.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 18.4% of our common stock as of April 30, 2025. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

As a public company and particularly since we ceased being an “emerging growth company” we have incurred and will continue to incur, significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time in complying with these requirements, which could negatively impact our financial results. Current and changing laws, rules and regulations relating to corporate governance and public disclosure may increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it and we expect that they may continue to make it, more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are evaluating these rules and regulations and cannot currently predict or estimate the additional costs we may incur or the timing of such costs. In addition, these laws, rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested in and intend to continue to invest in, resources to comply with evolving laws, rules and regulations and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, rules and regulations, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TREVI THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)