Form 10-Q
period 2025-06-30
Trevi Therapeutics, Inc.
filed 2025-08-07
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 121,776,855 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our clinical trials, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease or non-IPF ILD, and our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC;
•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC;
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
•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. Before commencing the trials, we plan to submit the protocols to regulatory authorities to obtain any feedback they may have. Changes in the design of the planned trials or regulatory delays may affect the timing and costs of our planned or ongoing trials and may affect our ability to complete the trials with our existing cash resources.
•
The outcome of clinical trials of a product candidate may not be predictive of the success of later clinical trials of such product candidate or of clinical trials of such product candidate for different indications. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier Phase 2 clinical trials.
•
We have experienced delays and difficulties in the enrollment of patients in our clinical trials in the past. If we experience delays or difficulties in the enrollment of patients in current or future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with chronic cough with IPF, IPF, chronic cough in non-IPF ILD, ILD, and RCC, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments not specifically approved to treat chronic cough and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such treatments to participate in our clinical trials.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	Unaudited
Current assets:
Cash and cash equivalents	$117,058	$34,097
Marketable securities	86,827	73,525
Prepaid expenses	1,766	939
Other current assets	1,577	867
Total current assets	207,228	109,428
Operating lease right-of-use assets	804	915
Property, equipment and leasehold improvements, net	239	157
Other non-current assets	68	243
Finance lease right-of-use assets	—	157
Total assets	$208,339	$110,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,974	$3,414
Accrued expenses	5,981	6,810
Operating lease liabilities	286	254
Finance lease liabilities	—	31
Total current liabilities	9,241	10,509
Operating lease liabilities	605	747
Total liabilities	9,846	11,256
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; and 121,775,753 and 93,602,631 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	122	94
Additional paid-in capital	508,033	386,534
Accumulated other comprehensive income	24	61
Accumulated deficit	(309,686)	(287,045)
Total stockholders’ equity	198,493	99,644
Total liabilities and stockholders’ equity	$208,339	$110,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$9,389	$10,021	$17,200	$18,825
General and administrative	4,333	3,268	7,992	6,370
Total operating expenses	13,722	13,289	25,192	25,195
Loss from operations	(13,722)	(13,289)	(25,192)	(25,195)
Other income (expense):
Interest income, net	1,407	935	2,532	1,933
Other expense, net	(7)	(5)	(13)	(6)
Interest expense	—	(1)	—	(2)
Total other income, net	1,400	929	2,519	1,925
Loss before income taxes	(12,322)	(12,360)	(22,673)	(23,270)
Income tax benefit	21	8	32	16
Net loss	$(12,301)	$(12,352)	$(22,641)	$(23,254)
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.12)	$(0.18)	$(0.23)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	130,350,391	101,041,573	124,015,763	100,279,393
Net loss	$(12,301)	$(12,352)	$(22,641)	$(23,254)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(49)	(17)	(37)	(55)
Comprehensive loss	$(12,350)	$(12,369)	$(22,678)	$(23,309)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2025	99,892,915	$100	$396,669	$73	$(297,385)	$99,457
Stock-based compensation	—	—	1,384	—	—	1,384
Issuance of common stock from exercise of stock options	5,088	—	13	—	—	13
Issuance of common stock from Employee Stock Purchase Plan	15,898	—	59	—	—	59
Issuance of common stock from warrant exercise	1,851,852	2	2,535	—	—	2,537
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,373	—	—	107,393
Unrealized losses on available-for-sale marketable securities	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(12,301)	(12,301)
Balance at June 30, 2025	121,775,753	$122	$508,033	$24	$(309,686)	$198,493

Balance at March 31, 2024	68,960,167	$69	$322,368	$(67)	$(250,036)	72,334
Stock-based compensation	—	—	1,127	—	—	1,127
Issuance of common stock from exercise of stock options	126,887	—	214	—	—	214
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,474,926	2	4,832	—	—	4,834
Issuance of common stock from Employee Stock Purchase Plan	30,675	—	34	—	—	34
Issuance of common stock from pre-funded warrant exercise	1,999,262	2	(2)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,352)	(12,352)
Balance at June 30, 2024	72,591,917	$73	$328,573	$(84)	$(262,388)	$66,174

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	2,592	—	—	2,592
Issuance of common stock from exercise of stock options	295,372	—	731	—	—	731
Issuance of common stock from Employee Stock Purchase Plan	15,898	—	59	—	—	59
Issuance of common stock from warrant exercise	7,851,852	8	10,749	—	—	10,757
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,368	—	—	107,388
Unrealized losses on available-for-sale marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(22,641)	(22,641)
Balance at June 30, 2025	121,775,753	$122	$508,033	$24	$(309,686)	$198,493

Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	1,850	—	—	1,850
Issuance of common stock from exercise of stock options	129,518	—	218	—	—	218
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,474,926	2	4,832	—	—	4,834
Issuance of common stock from Employee Stock Purchase Plan	30,675	—	34	—	—	34
Issuance of common stock from pre-funded warrant exercise	2,673,099	3	(3)	—	—	—
Unrealized losses on available-for-sale marketable securities	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(23,254)	(23,254)
Balance at June 30, 2024	72,591,917	$73	$328,573	$(84)	$(262,388)	66,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(22,641)	$(23,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,592	1,850
Operating lease right-of-use assets	222	233
Depreciation and amortization	75	73
Accretion of available-for-sale marketable securities, net	(778)	(717)
Changes in operating assets and liabilities:
Accounts payable	(439)	(324)
Accrued expenses and other liabilities	(1,003)	1,075
Prepaid expenses and other current assets	(1,606)	1,914
Net cash used in operating activities	(23,578)	(19,150)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	32,095	34,927
Purchases of available-for-sale marketable securities	(44,656)	(40,222)
Purchases of property, equipment and leasehold improvements	—	(28)
Net cash used in investing activities	(12,561)	(5,323)
Financing activities:
Proceeds from offering of common stock, net of commissions	108,154	—
Proceeds from exercises of warrants	10,757	—
Proceeds from exercises of stock options	731	218
Proceeds from Employee Stock Purchase Plan	59	34
Proceeds from at-the-market sales agreement, net of commissions and allocated fees	—	4,850
Payments of offering costs	(590)	—
Payments of finance lease	(11)	(63)
Net cash provided by financing activities	119,100	5,039
Net increase (decrease) in cash and cash equivalents	82,961	(19,434)
Cash and cash equivalents at beginning of period	34,097	32,397
Cash and cash equivalents at end of period	$117,058	$12,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”), non-IPF interstitial lung disease ("non-IPF ILD"), and refractory chronic cough ("RCC").

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to June 30, 2025 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2025 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual Consolidated Financial Statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2025 and the results of its operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other interim period or any future year or period.

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

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Condensed Consolidated Balance Sheets. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value. For securities with unrealized gains and losses, when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

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

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable, accrued expenses, and warrants to acquire the Company’s common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below. The warrants to acquire the Company’s common stock are not required to be accounted for at fair value.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through June 30, 2025.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to general and administrative expenses. The deferred offering costs are included in Other current assets on the Condensed Consolidated Balance Sheets.

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

The Company applies the provisions of ASC 740, Income Taxes, (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through June 30, 2025 and December 31, 2024. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	June 30, 2025
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$32,191	$26	$(8)	$32,209
Commercial paper	20,202	—	(7)	20,195
Corporate bonds	15,477	11	(1)	15,487
U.S. government agency securities	13,385	6	(3)	13,388
Asset backed securities	5,548	—	—	5,548
Total marketable securities	$86,803	$43	$(19)	$86,827

	December 31, 2024
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$22,838	$25	$(12)	$22,851
Corporate bonds	18,921	20	—	18,941
Commercial paper	12,999	3	(2)	13,000
U.S. government agency securities	11,402	21	—	11,423
Asset backed securities	7,304	6	—	7,310
Total marketable securities	$73,464	$75	$(14)	$73,525

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	June 30, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$86,803	$86,827
One year through two years	—	—
Total	$86,803	$86,827

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$55,323	$55,386
One year through two years	18,141	18,139
Total	$73,464	$73,525

During the three and six months ended June 30, 2025 and 2024, there were no realized gains or losses on available-for-sale marketable securities.

As of June 30, 2025 and December 31, 2024, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of June 30, 2025 and December 31, 2024, accrued interest receivables on the Company’s available-for-sale marketable securities were $834 and $532, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial assets:
Cash equivalents	Money market funds	$115,933	$—	$—	$115,933
Marketable securities	U.S. treasury securities	—	32,209	—	32,209
Marketable securities	Commercial paper	—	20,195	—	20,195
Marketable securities	Corporate bonds	—	15,487	—	15,487
Marketable securities	U.S. government agency securities	—	13,388	—	13,388
Marketable securities	Asset backed securities	—	5,548	—	5,548
Total assets		$115,933	$86,827	$—	$202,760

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash equivalents	Money market funds	$28,605	$—	$—	$28,605
Marketable securities	U.S. treasury securities	—	22,851	—	22,851
Marketable securities	Corporate bonds	—	18,941	—	18,941
Marketable securities	Commercial paper	—	13,000	—	13,000
Marketable securities	U.S. government agency securities	—	11,423	—	11,423
Marketable securities	Asset backed securities	—	7,310	—	7,310
Cash equivalents	Commercial paper	—	4,479	—	4,479
Total assets		$28,605	$78,004	$—	$106,609

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

The following table presents the Company's lease-related assets and liabilities as presented on its Condensed Consolidated Balance Sheets:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$804	$915
Finance lease assets	Finance lease right-of-use assets	—	157
Total lease assets		$804	$1,072
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$286	$254
Finance lease liabilities	Finance lease liabilities, current portion	—	31
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	605	747
Total lease liabilities		$891	$1,032

The following table presents information related to the Company's lease expense for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$86	$85	$171	$170
Finance lease expense	—	12	12	24
Total lease expense	$86	$97	$183	$194

Future minimum lease payments from June 30, 2025 until the expiration of the leases are as follows:

Operating Leases
2025	$182
2026	371
2027	380
2028	95
Total minimum lease payments	1,028
Less: Amount of lease payments representing interest	(137)
Present value of future minimum lease payments	$891

The following table presents certain information related to the lease terms and discount rates for the Company's leases:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	2.7 years	3.3 years
Finance leases	—	0.3 years

Weighted average discount rate:
Operating leases	10.91%	11.00%
Finance leases	—	4.37%

The following table presents supplemental cash flow information related to the Company's leases for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$91	$69	$169	$138
Finance lease payments	$—	$32	$11	$63
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$9	$—

6.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued R&D projects	$2,944	$3,482
Accrued compensation and benefits	1,874	2,538
Accrued consulting and professional fees	1,152	747
Accrued other	11	43
Total accrued expenses	$5,981	$6,810

7.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	June 30, 2025	December 31, 2024
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	25,063,494	32,915,346
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan, as amended	9,960,920	7,555,310
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,116,075	1,131,973
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	278,418	288,944
	36,418,907	41,891,573

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

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the 2020 ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the 2020 ATM Sales Agreement. As of December 31, 2024, the Company had issued and sold 4,498,065 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million. No shares have been sold under the 2023 ATM Sales Agreement during the six months ended June 30, 2025. On June 2, 2025, the Company terminated the prospectus relating to the 2023 ATM Sales Agreement. The Company may not make any sales of its common stock pursuant to the 2023 ATM Sales Agreement unless and until a new prospectus or prospectus supplement relating to the shares of common stock to be issued and sold pursuant to the 2023 ATM Sales Agreement is filed. The 2023 ATM Sales Agreement otherwise remains in full force and effect.

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor (the "Initial Private Placement Investor"), in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62, and each pre-funded warrant and accompanying common stock warrants were sold together at a combined price of $1.619, for gross proceeds of approximately $11.8 million. Each pre-funded warrant had an exercise price of $0.001 per share, became exercisable immediately upon issuance and was exercisable until exercised in full. The accompanying common stock warrants had an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 7,299,270 shares had an expiration date of April 5, 2025, and warrants to purchase an aggregate of 7,299,270 shares had an expiration date of October 5, 2028. All of the pre-funded warrants and accompanying common stock warrants issued to the Initial Private Placement Investor have been exercised.

On October 18, 2021, the Company issued and sold to New Enterprise Associates 16, L.P., an existing stockholder of the Company (“NEA”) and related party, in a private placement, 1,851,852 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of the Company’s common stock. Each share of the Company’s common stock and accompanying common stock warrants were sold together at a combined price of $1.62 for gross proceeds of approximately $3.0 million. The accompanying common stock warrants have an exercise price of $1.37 per share and became exercisable immediately upon issuance. Of the accompanying common stock warrants, warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock were scheduled to expire on April 18, 2025, and warrants to purchase an aggregate of 1,851,852 shares of the Company’s common stock will expire on October 18, 2028. On April 17, 2025, NEA exercised all of the warrants that would have expired on April 18, 2025. None of the accompanying common stock warrants issued to NEA in the private placement that expire on October 18, 2028 have been exercised.

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

Registered Offerings

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement with SVB Securities; Stifel, Nicolaus & Company, Incorporated; and Oppenheimer & Co. Inc., as representatives of the several underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, at the public offering price of $1.93 per share. The underwriters partially exercised the option to purchase 1,600,428 additional shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million.

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

On June 5, 2025, the Company issued and sold 17,400,000 shares of the Company's common stock to the public in an underwritten offering, or (the “June 2025 Offering”), at an offering price of $5.75 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., as representatives of the several underwriters. In connection with the offering, the Company also granted the underwriters a 30-day option to purchase up to an additional 2,610,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters exercised the option in full and settled in cash, concurrent with the offering. The June 2025 Offering resulted in aggregate gross proceeds to the Company of approximately $115.1 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	23,211,642	9,703,704	32,915,346	$0.40
Exercised	—	(7,851,852)	(7,851,852)	$1.37
Outstanding as of June 30, 2025	23,211,642	1,851,852	25,063,494	$0.10

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

In April 2025, the Company’s board of directors approved, and the Company’s stockholders subsequently approved, an amendment to the 2019 Plan (the “Plan Amendment”), which (i) increased the number of shares authorized for issuance under the 2019 Plan by 6,000,000 shares to 16,490,422 shares and (ii) eliminated the evergreen provision of the 2019 Plan. Accordingly, the total number of shares of common stock that may be issued under both the 2019 Plan and the 2012 Plan was 16,768,840 as of June 30, 2025, of which 6,529,502 shares remained available for grant under the 2019 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of June 30, 2025 and December 31, 2024, respectively, options to purchase 9,960,920 shares and 7,555,310 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of June 30, 2025 and December 31, 2024, respectively, options to purchase 278,418 and 288,944 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted options to purchase 832,250 shares of common stock subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs were subject to vesting based on the timing and results of the Company’s clinical trials. As of June 30, 2025, the timing and results of the clinical trials had been determined, PSOs to purchase 642,160 shares had vested and the rest were cancelled.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2024	7,844,254	$3.08
Granted	2,760,150	$4.43
Exercised	(295,372)	$2.48
Forfeited	(55,840)	$2.38
Expired	(13,854)	$2.67
Outstanding as of June 30, 2025	10,239,338	$3.46
Options exercisable as of June 30, 2025	5,105,989	$3.35
Options unvested as of June 30, 2025	5,133,349	$3.57

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,116,075 as of June 30, 2025, all of which remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. No annual increase was made on January 1, 2024 and 2025, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expense	$787	$645	$1,471	$1,070
Research and development expense	597	482	1,121	780
Total stock-based compensation expenses	$1,384	$1,127	$2,592	$1,850

8.
Income Taxes

As of June 30, 2025 and December 31, 2024, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and six months ended June 30, 2025 and 2024 was for the Company’s estimates for its state research and development tax credits in each given year.

In July, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal year 2026. These changes include, among others, modifications to capitalization of research and development expenses. We are currently in the process of evaluating the impact of the Act on our Condensed Consolidated Financial Statements.

9.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(12,301)	$(12,352)	$(22,641)	$(23,254)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	130,350,391	101,041,573	124,015,763	100,279,393
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.12)	$(0.18)	$(0.23)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of both June 30, 2025 and December 31, 2024, the Company had pre-funded warrants to purchase 23,211,642 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for each of the three and six months ended June 30, 2025 and 2024.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2025	2024
Stock Options	10,239,338	7,961,704
Warrants	1,851,852	9,703,704
Total potential common shares	12,091,190	17,665,408

10.
Segments

The Company operates and manages its business as one reportable segment, which is also the Company’s only operating segment. Such segment is the business of developing and commercializing the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the Company’s consolidated statements of comprehensive loss.

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

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Chronic cough in IPF clinical trial expense	$3,039	$3,721	$5,921	$6,524
Refractory chronic cough clinical trial expense	434	1,655	1,252	2,606
Clinical trial material	330	798	564	1,337
Other clinical trials and studies [1]	1,269	1,131	1,317	3,162
Other clinical development expenses [2]	1,861	850	3,279	1,752
Employee compensation (excluding stock compensation expense)	2,818	2,249	5,775	4,432
Stock-based compensation expense	1,384	1,127	2,592	1,850
Other segment items [3]	2,573	1,756	4,473	3,524
Interest income, net	(1,407)	(935)	(2,532)	(1,933)
Net loss	$12,301	$12,352	$22,641	$23,254

(1) Includes expense related to the Company’s drug-drug interaction study, human abuse potential study, Phase 2 CANAL trial of Haduvio for the treatment of chronic cough in patients with IPF, and Phase 2b/3 PRISM trial of Haduvio for the treatment of prurigo nodularis.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, non-IPF interstitial lung disease or non-IPF ILD and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA), targeting opioid receptors that play a key role in controlling chronic cough. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine is a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance in the U.S. and most of Europe.

Chronic Cough in Patients with IPF Program. In June 2025, we announced positive topline results of our Phase 2b CORAL trial, which was a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for chronic cough in patients with IPF. The Phase 2b CORAL trial (N=165) was conducted at multiple sites in ten countries and used a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluated three doses of Haduvio as compared to placebo. The primary efficacy endpoint for the trial was the relative change in 24-hour cough frequency (coughs per hour) for the modified intent-to-treat, or mITT, population at the end of Week 6 versus Baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The mITT population consists of all randomized patients who received at least one dose of study drug or placebo. The primary efficacy endpoint in the Phase 2b CORAL trial was achieved, demonstrating statistically significant reductions in 24-hour cough frequency across all dose groups at Week 6. The 108 mg BID, 54 mg BID and 27 mg BID dose groups achieved statistically significant reductions from Baseline of 60.2% (p<0.0001), 53.4% (p<0.0001), and 47.9% (p<0.01), respectively, compared to a placebo reduction from Baseline of 16.9%1.

The table below shows the data for the primary endpoint – Relative Change from Baseline in 24-hour Cough Frequency (coughs per hour) at Week 6:

	Placebo[1] (N=39)	Haduvio 27 mg BID (N=42)	Haduvio 54 mg BID (N=43)	Haduvio 108 mg BID (N=40)
Baseline 24-hour Cough Frequency (coughs/hour)	29.4	24.6	28.0	31.5
Relative Change from Baseline in 24-hour Cough Frequency at Week 6	-16.9%	-47.9% (p<0.01)	-53.4% (p<0.0001)	-60.2% (p<0.0001)
Placebo-adjusted difference	-	-30.9%	-36.5%	-43.3%

1One placebo patient with an extreme outlier value at Week 6 was excluded from the modified intent-to-treat (“mITT”) population. Inclusion of the patient in the placebo group would have resulted in an increased cough frequency from Baseline in the placebo group and much greater placebo-adjusted differences.

Additional Trial Results

•
A rapid reduction was seen in 24-hour cough frequency as early as Week 2 with Haduvio, the first time point measured.
•
A 50% reduction in 24-hour cough frequency at Week 6 vs Baseline was seen in 65% of patients on 108 mg BID Haduvio (p<0.001), 63% of patients on 54 mg BID Haduvio (p<0.001) and 60% of patients on 27 mg BID Haduvio (p<0.001) dose groups, compared to 19% of placebo patients.
•
A statistically significant response was observed on the cough-severity numerical rating scale (CS-NRS), a secondary endpoint, at Week 6 on Haduvio in both the 108 mg BID and 54 mg BID dose groups. There was a mean reduction on a 0 – 10 scale of 3.0 points on the 108 mg BID (p<0.05), 3.2 points on the 54 mg BID (p<0.01) and 2.0 points on the 27 mg BID (p=0.46) dose groups compared to a 1.5-point reduction on placebo at Week 6.
•
The 108 mg BID and 54 mg BID dose groups were statistically significant (p<0.01) on the patient-reported outcome E-RS®: IPF Cough Subscale, a secondary endpoint, with mean relative change from Baseline of -42.4% and -43.1%, respectively at Week 6, compared to -23% for those on placebo at Week 6. The 27 mg BID dose group was not statistically significant with a mean relative change from Baseline of –31.6%.
•
Discontinuation rates due to adverse events were similar in the combined Haduvio groups (5.6%) and placebo group (5.0%). The safety profile observed in the trial was generally consistent with the known safety profile of Haduvio from previous trials. The most common adverse events experienced included: nausea, vomiting, constipation, dizziness, headache, fatigue, somnolence, and dry mouth. Serious adverse events (all non-fatal) were reported for four patients (10.0%) in the placebo group and for two patients (1.6%) across all Haduvio doses combined.
•
The trial showed positive results with Haduvio on the Leicester Cough Questionnaire (LCQ) Total Score for the 108 mg BID and 54 mg BID dose groups, increasing the LCQ score by 3.4 points (p=0.01) and 3.7 points (p=0.01), respectively. A 1.3-point increase from Baseline is considered clinically meaningful.

We expect to request an End-of-Phase 2 meeting with the FDA in the fourth quarter of 2025 and initiate our Phase 3 program for Haduvio for chronic cough in patients with IPF in the first half of 2026.

We are also conducting a Phase 1 respiratory function and safety study, which we refer to as TIDAL, in the U.K. and U.S. and we have initiated screening. TIDAL is a multi-center, open-label, in-clinic, fixed-sequence placebo to nalbuphine ER dose escalation study assessing overnight respiratory function and safety in patients with IPF. We expect to enroll approximately ten patients who will be in-clinic for ten days. The goal of the study is to assess the safety and tolerability of Haduvio as well as the effect on respiratory function and safety in subjects with IPF based on assessment of end tidal partial pressure of carbon dioxide (PetCO2), oxygen saturation (SpO2), and respiratory rate. The study is intended to better characterize the physiological effects of administering nalbuphine ER at the intended therapeutic doses on parameters of respiration important for patients with IPF and their various co-morbidities. We expect to have topline results in the second half of 2025 and to include the data with our End-of-Phase 2 meeting request.

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

Chronic Cough in Patients with non-IPF ILD Program. We also plan to develop Haduvio for the treatment of chronic cough in patients with non-IPF ILD. We plan to enroll the population of non-IPF ILD patients who have underlying fibrosis, along with chronic cough and we plan to conduct a clinical trial for such patients with non-IPF ILD.

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

We are in the process of designing our next trial of Haduvio in patients with RCC. We expect the objectives for the trial will be to determine the doses to be evaluated in the next clinical trial of Haduvio in patients with RCC as well as to further characterize the safety in this specific patient population.

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

Other NDA Supportive Studies. We also plan to continue to progress and advance other NDA supportive studies necessary for regulatory approval. Other NDA supportive studies include Phase 1 clinical studies such as drug-drug interaction, food effect, and renal impairment studies. We have initiated a Phase 1 drug-drug interaction study to evaluate the co-administration of Haduvio and Pirfenidone or Nintedanib in healthy adult subjects (The Drug-Drug Interaction Study).

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2025, we had an accumulated deficit of $309.7 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $203.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our planned Phase 3 program for the treatment of chronic cough in patients with IPF, our ongoing Phase 1 TIDAL respiratory function and safety study in patients with IPF of varying disease severity, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with RCC, and any supportive studies necessary for regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$9,389	$10,021	$(632)
General and administrative	4,333	3,268	1,065
Total operating expenses	13,722	13,289	433
Loss from operations	(13,722)	(13,289)	(433)
Other income (expense):
Interest income, net	1,407	935	472
Other expense, net	(7)	(5)	(2)
Interest expense	—	(1)	1
Total other income, net	1,400	929	471
Loss before income taxes	(12,322)	(12,360)	38
Income tax benefit	21	8	13
Net loss	$(12,301)	$(12,352)	$51

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Clinical development expenses	$6,681	$7,995	$(1,314)
Personnel and related expenses	1,852	1,377	475
Stock-based compensation expenses	597	482	115
Other research and development expenses	259	167	92
Total research and development expenses	$9,389	$10,021	$(632)

Research and development expenses for the three months ended June 30, 2025 decreased to $9.4 million from $10.0 million for the corresponding period in 2024, primarily due to decreased clinical development expenses for our Phase 2a RIVER trial, our HAP study, and our Phase 2b CORAL trial, all of which were actively enrolling patients in the prior year period. These decreases were partially offset by increased costs for our recently initiated Phase 1 drug-drug interaction study, personnel and related expenses, and stock-based compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 increased to $4.3 million from $3.3 million for the corresponding period in 2024, primarily due to an increase in professional fees, personnel and related expenses and stock-based compensation. The increased personnel and related expenses were primarily due to increased headcount. Approximately $0.5 million of the increase in total general and administrative expenses was due to costs to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404(b). We expect approximately this level of expense for the remainder of 2025 and should we become subject to SOX 404(b) in 2026, we expect this expense to increase.

Other Income, Net

Other income, net for the three months ended June 30, 2025 was $1.4 million compared to other income, net of $0.9 million for the corresponding period in 2024. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$17,200	$18,825	$(1,625)
General and administrative	7,992	6,370	1,622
Total operating expenses	25,192	25,195	(3)
Loss from operations	(25,192)	(25,195)	3
Other income (expense):
Interest income, net	2,532	1,933	599
Other expense, net	(13)	(6)	(7)
Interest expense	—	(2)	2
Total other income, net	2,519	1,925	594
Loss before income taxes	(22,673)	(23,270)	597
Income tax benefit	32	16	16
Net loss	$(22,641)	$(23,254)	$613

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Clinical development expenses	$11,948	$15,123	$(3,175)
Personnel and related expenses	3,732	2,652	1,080
Stock-based compensation expenses	1,121	780	341
Other research and development expenses	399	270	129
Total research and development expenses	$17,200	$18,825	$(1,625)

Research and development expenses for the six months ended June 30, 2025 decreased to $17.2 million from $18.8 million for the corresponding period in 2024, primarily due to decreased clinical development expenses for our HAP study, our Phase 2a RIVER trial, and our Phase 2b CORAL trial, all of which were actively enrolling patients in the prior year period. These decreases were partially offset by increased costs incurred associated with our recently initiated Phase 1 drug-drug interaction study, personnel and related expenses, and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 increased to $8.0 million from $6.4 million for the corresponding period in 2024, primarily due to an increase in professional fees, personnel and related expenses, and stock-based compensation expense. The increased personnel and related expenses were primarily due to increased headcount. Approximately $0.5 million of the increase in total general and administrative expenses was due to costs to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404(b). We expect approximately this level of expense for the remainder of 2025 and should we become subject to SOX 404(b) in 2026, we expect this expense to increase.

Other Income, Net

Other income, net for the six months ended June 30, 2025 was $2.5 million compared to other income, net of $1.9 million for the corresponding period in 2024. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations.

On June 5, 2025, we issued and sold 17,400,000 shares of our common stock to the public in an underwritten offering, or the June 2025 Offering, at an offering price of $5.75 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., as representatives of the several underwriters. In connection with the offering, we also granted the underwriters a 30-day option to purchase up to an additional 2,610,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters option was exercised in full and settled in cash, concurrent with the offering. The June 2025 Offering resulted in aggregate gross proceeds to us of approximately $115.1 million.

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

In June 2020, we entered into a sales agreement, or the 2020 ATM Sales Agreement, with SVB Securities LLC, or SVB Securities, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the 2020 ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the 2020 ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the 2020 ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We were not obligated to make any sales of our common stock under the 2020 ATM Sales Agreement. We began making sales pursuant to the 2020 ATM Sales Agreement in July 2020. Through August 15, 2023, the date of termination of the 2020 ATM Sales Agreement, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million, before deducting estimated commissions and allocated fees of $1.0 million. In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities), which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the 2020 ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the 2020 ATM Sales Agreement. As of December 31, 2024, we had issued and sold 4,498,065 shares of common stock for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million under the 2023 ATM Sales Agreement. No shares have been sold under the 2023 ATM Sales Agreement for the six months ended June 30, 2025. On June 2, 2025, we terminated the prospectus relating to the 2023 ATM Sales Agreement. We may not make any sales of our common stock pursuant to the 2023 ATM Sales Agreement unless and until a new prospectus or prospectus supplement relating to the shares of common stock to be issued and sold pursuant to the 2023 ATM Sales Agreement is filed. The 2023 ATM Sales Agreement otherwise remains in full force and effect.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(23,578)	$(19,150)	$(4,428)
Net cash used in investing activities	(12,561)	(5,323)	(7,238)
Net cash provided by financing activities	119,100	5,039	114,061
Net increase (decrease) in cash and cash equivalents	$82,961	$(19,434)	$102,395

Operating Activities

During the six months ended June 30, 2025, operating activities used $23.6 million of net cash, resulting from our net loss of $22.6 million and net changes in our operating assets and liabilities of $3.1 million, partially offset by net non-cash charges of $2.1 million. Changes in our operating assets and liabilities consisted of a $1.6 million increase in prepaid expenses and other current assets, a $1.0 million decrease in accrued expenses and other liabilities and a $0.4 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs as well as an increase in prepayments of our corporate insurance policies. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits along with a decrease in accruals for clinical development and clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $2.6 million, $0.2 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $0.8 million of accretion of our available-for-sale marketable securities.

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

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $12.6 million, primarily related to $44.7 million of purchases of available-for-sale marketable securities partially offset by $32.1 million of proceeds from maturities of available-for-sale marketable securities.

During the six months ended June 30, 2024, net cash used in investing activities was $5.3 million, primarily related to $40.2 million of purchases of available-for-sale marketable securities, partially offset by $34.9 million of proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $119.1 million, primarily consisting of cash proceeds of $108.2 million, net of commissions from sales of our common stock in our June 2025 Offering, $10.8 million from the exercise of warrants and $0.7 million of cash proceeds from the exercise of stock options partially offset by $0.6 million in payments of offering costs related to the June 2025 and December 2024 Offerings.

During the six months ended June 30, 2024, net cash used in financing activities was $5.0 million, primarily consisting of gross cash proceeds of $5.0 million, net of commissions from sales of our common stock under the 2023 ATM Sales Agreement, and $0.2 million of cash proceeds from the exercise of stock options, partially offset by $0.1 million of payments on our finance lease.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
our planned Phase 3 program and any additional trials of Haduvio for the treatment of chronic cough in patients with IPF;
•
our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity;
•
our planned clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD; and
•
our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC;
•
our ongoing and planned Phase 1 NDA supportive studies; and
•
our existing and planned resources necessary to support the conduct of these clinical trials.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial in patients with RCC, and our ongoing and planned Phase 1 NDA supportive studies, as well as trials for any future product candidates and the costs of seeking regulatory approvals;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD or RCC or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD or RCC or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We expect these resources will enable us to fund two Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF, our planned trial in chronic cough in patients with non-IPF ILD, and our next trial in patients with RCC. However, these resources will not be sufficient for us to fund Haduvio for any indication or any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD or RCC or any other indication, including to conduct our planned clinical trials to completion. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, is the most important to understanding and evaluating our reported financial results. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $22.6 million and $47.9 million for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $309.7 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease, or non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC, and our ongoing and planned Phase 1 NDA supportive studies;
•
complete other development work required for the filing of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and the filing of marketing authorization applications, or MAAs, with the European Medicines Agency, or EMA, and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or MHRA, or other government agencies, for Haduvio;

•
seek regulatory and marketing approvals for Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD or RCC or for any future product candidate that successfully completes clinical trials, if any;
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

Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2025 and the year ended December 31, 2024, we used net cash of $23.6 million and $38.3 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of June 30, 2025, our cash, cash equivalents and marketable securities were $203.9 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as and if we:

•
conduct our planned Phase 3 program and any additional trials of Haduvio for the treatment of chronic cough in patients with IPF;
•
conduct our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity;
•
conduct our planned clinical trial and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD;
•
conduct our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC; and
•
conduct our ongoing and planned Phase 1 NDA supportive studies;

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

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, RCC, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2029. We expect these resources will enable us to fund two Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF, our planned trial in chronic cough in patients with non-IPF ILD, and our next trial in patients with RCC. However, these resources will not be sufficient for us to fund Haduvio for any indication or any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, our planned trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial for the treatment of patients with RCC, and our ongoing and planned Phase 1 NDA supportive studies as well as trials for any future product candidates;
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
•
the costs of commercialization activities for Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of marketing approvals, revenue, if any, received from commercial sales of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC, or from any future product candidates;
•
our ability to identify potential collaborators for Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC, or for any future product candidates, and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

We expect our expenses to increase substantially in connection with our planned operations, particularly if and as we:

•
conduct our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF;
•
conduct our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity;
•
conduct our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD and any additional trials of Haduvio for the treatment of chronic cough in patients with non-IPF ILD;
•
conduct our next clinical trial and any additional trials of Haduvio for the treatment of patients with RCC
•
conduct our ongoing and planned Phase 1 NDA supportive studies; and
•
seek regulatory and marketing approvals for Haduvio.

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

We currently have no products approved for sale and are investing substantially all our efforts and financial resources to fund the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. Our prospects are dependent on our ability to develop, obtain marketing approval for and successfully commercialize Haduvio in one or more indications as we currently have no other product candidates under development. We may acquire or in-license rights to other potential product candidates or technologies in the future, but we are currently not developing any other product candidates.

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

The success of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and non-clinical trials of Haduvio, including the additional clinical trials we are conducting and plan to conduct for the treatment of chronic cough in patients with IPF, non-IPF ILD and RCC;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA), targeting opioid receptors that play a key role in controlling chronic cough. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the U.S. and Europe and is currently not commercially available in an oral dosage form. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD, and no therapies have been approved in the U.S. for the treatment of patients with RCC. Gefapixant has been approved in Europe, Switzerland, and Japan for the treatment of patients with RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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

Similarly, the regulatory landscape related to clinical trials in the European Union, or E.U., has been evolving. The E.U. Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each Member State of the E.U., or E.U. Member State, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all Member States concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision per Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all Member States concerned, and a separate assessment by each Member State with respect to specific requirements related to its own territory, including ethics rules. Each Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the CTA is approved, clinical study development may proceed. If we are not able to address these changes in existing requirements or the adoption of new requirements or policies governing clinical trials or there are difficulties with the implementation of the CTR process, our development plans may be impacted.

Our failure to successfully and timely complete clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC or of any future product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any such product candidates would significantly harm our business and could result in the loss or impairment of our ability to generate revenues and effectuate our business strategy.

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

In particular, the successful completion of our clinical development program for Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC is dependent upon our ability to enroll a sufficient number of patients with these severe conditions. We have experienced delays and difficulties in the enrollment of patients in certain of our clinical trials, including our Phase 2 CANAL trial, which delayed the completion of these trials.

Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, non-IPF ILD and patients with RCC, and patients are often only able to enroll in a single trial at a time. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD and no therapies have been approved in the U.S. for the treatment of patients with RCC. However, patients with these conditions, as well as their physicians, may be reluctant to forgo, discontinue or otherwise alter their use of the therapeutic approaches they currently use in order to participate in our clinical trials.

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

In addition, Haduvio, as a KAMA, may be susceptible to side effects associated with drugs having either of those mechanisms of action. Kappa-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. Mu-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients who are currently on chronic doses of mu-agonist opiates. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

In our Phase 2a CANAL trial of Haduvio for the treatment of chronic cough in patients with IPF, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, fatigue, dizziness, vomiting, headache, constipation and somnolence. In our Phase 2a RIVER trial of Haduvio for the treatment of RCC, the most frequently reported treatment emergent adverse events associated with Haduvio were constipation, nausea, somnolence, headache, dizziness, and fatigue. In our Phase 2b CORAL trial of Haduvio for the treatment of chronic cough in patients with IPF, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, vomiting, constipation, dizziness, headache, fatigue, somnolence, and dry mouth.

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

Opioids as a class are associated with respiratory depression. The drug label for the currently marketed parenterally administered formulation of nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We are conducting our Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1 study, it could affect our ability to conduct a trial in this patient population.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in patients with chronic cough with IPF, in patients with chronic cough with non-IPF ILD, and in patients with RCC in future clinical trials despite demonstrating positive results in earlier clinical trials. The results of our Phase 2b CORAL trial for the treatment of chronic cough in patients with IPF or our Phase 2a RIVER trial for the treatment of RCC may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of patient populations, changes in and adherence to dosing regimens and other clinical trial protocols, as well as the rate of discontinuation among clinical trial participants. If we fail to demonstrate positive results in clinical trials of Haduvio or any future product candidate, the development timeline and regulatory approval and commercialization prospects for those product candidates and, correspondingly, our business and financial prospects would be negatively impacted.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we currently intend to focus our resources on the development of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. However, the development of Haduvio for these indications may ultimately prove to be unsuccessful or less successful than another product candidate or other indications that we might have chosen to pursue with our limited resources.

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

If Haduvio is approved for the treatment of chronic cough in patients with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in patients with IPF, such as orvepitant, ME-015, a reactive oxygen species scavenger, which is being developed by Melius Pharma, and BI 1839100, which is being developed by Boehringer Ingelheim. Currently BI 1839100 is the only other product candidate in clinical development for the treatment of chronic cough in patients with progressive pulmonary fibrosis. In addition, it is possible that product candidates currently in development for the treatment of the fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and ILD. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of patients with RCC and unexplained chronic cough that might be used off-label to treat chronic cough in patients with IPF.

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of patients with RCC such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan, United Kingdom, and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc., AX-8, a TRPM8 antagonist, which is being developed by Axalbion Therapeutics Ltd., GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics Ltd., and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC, or any other development program, satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the E.U., commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, MHRA is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland).

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the E.U. pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. On June 4, 2025, after almost two years of negotiations among the E.U. Member States, the Council of the European Union adopted its position on the proposed overhaul of the E.U. general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. These revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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

A Fast Track designation, grant of Priority Review status or Breakthrough Therapy status by the FDA or the receipt of a priority voucher from the FDA is not assured and, in any event, may not actually lead to a faster development or regulatory review or approval process and, moreover, would not assure FDA approval of Haduvio or any future product candidate.

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

In addition, in June 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the “Commissioner’s National Priority Voucher, or CNPV Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a

1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, even if we were to avail ourselves of this new program, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.

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

If our clinical trials are successful, we intend to seek approval to market Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD and RCC. If we obtain regulatory approval to market Haduvio with an indication statement for the treatment of chronic cough in patients with IPF, non-IPF ILD or RCC, we expect to be prohibited from marketing Haduvio using any promotional claims relating to treatment of cough generally. Marketing of Haduvio may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

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

These actions and the resulting recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidate.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s efforts to reduce the workforce of HHS and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the reduction in workforce did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in workforce and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among E.U. Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit E.U. Member States to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States will continue to be responsible for assessing non-clinical (e.g., economic, social and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their Section 804 importation program, or SIP, proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years, but it does not apply to drugs that have been approved for a rare disease or condition. With passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim and Teva, also filed lawsuits in various courts with similar constitutional and Administrative Procedure Act claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

On April 15, 2025, President Trump issued an Executive Order which directs the HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, the HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, the HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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

As of June 30, 2025, we had 33 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

This past spring the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025 and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. A number of countries have also reached deals with the U.S. that include reduced tariff rates and other measures. The Trump Administration has not indicated the effective date for these deals. Recently, the Trump Administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.

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

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding tariffs and international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of these and any new tariff policies or trade restrictions. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3, or the Prior Shelf Registration Statement. The Shelf Registration Statement was declared effective on August 15, 2023. In June 2023, we entered into a new sales agreement, or the 2023 ATM Sales Agreement, with Leerink Partners (formerly SVB Securities) and filed a prospectus under our Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, our prior 2020 ATM sales agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under our prior 2020 ATM sales agreement. From time to time, we may offer and sell under the 2023 ATM Sales Agreement common stock registered under the Shelf Registration Statement pursuant to one or more “at-the-market” offerings. The extent to which we utilize the 2023 ATM Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources. On June 2, 2025, we terminated the prospectus relating to the 2023 ATM Sales Agreement. We may not make any sales of our common stock pursuant to the 2023 ATM Sales Agreement unless and until a new prospectus or prospectus supplement relating to the shares of common stock to be issued and sold pursuant to the 2023 ATM Sales Agreement is filed. The 2023 ATM Sales Agreement otherwise remains in full force and effect.

In October 2021, we issued to a single investor in a private placement, or the Initial Private Placement Investor, (i) 2,373,201 shares of our common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of our common stock. Under the terms of the pre-funded warrants and the accompanying common stock warrants, we were not permitted to effect the exercise of any such warrant, and the Initial Private Placement Investor would not have been entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Initial Private Placement Investor, together with its affiliates, would have exceeded 4.99%, for the accompanying common stock warrants, or 9.99%, for the pre-funded warrants, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership was determined in accordance with the terms of such warrant, which percentage could have increased or decreased at the Initial Private Placement Investor’s election upon 61 days’ notice to us, subject to the terms of such warrants, provided that such percentage could not have exceeded 9.99%. We referred to such percentage limitations as the Initial Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Initial Private Placement Form S-3, covering the resale of up to 21,897,810 shares of common stock, comprised of the 2,373,201 shares of common stock issued outright and the 19,524,609 shares of common stock issuable upon exercise of the warrants, which was declared effective in October 2021. While the Initial Private Placement Form S-3 covered the resale of the number of shares of common stock issued or issuable to the Initial Private Placement Investor without giving effect to the Initial Private Placement Beneficial Ownership Limitations, the Initial Private Placement Investor was not permitted to exercise, and subsequently could not resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would have resulted in the Initial Private Placement Investor exceeding the applicable Initial Private Placement Beneficial Ownership Limitation. The Initial Private Placement Investor could have resold all, some or none of the shares of common stock registered pursuant to the Initial Private Placement Form S-3 at any time or in its discretion, subject to the Initial Private Placement Beneficial Ownership Limitations. All of the pre-funded warrants and accompanying common stock warrants issued to the Initial Private Placement Investor have been exercised.

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of July 31, 2025, warrants issued to NEA to purchase 1,851,852 shares of common stock remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of July 31, 2025, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remained outstanding.

Similarly, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of July 31, 2025, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 10,680,310 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares would have expired on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares would have expired on October 5, 2028. All of the pre-funded warrants and accompanying common stock warrants issued to the Initial Private Placement Investor have been exercised. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock would have expired on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. On April 17, 2025, NEA exercised all of the warrants that would have expired on April 18, 2025. None of the accompanying common stock warrants issued to NEA in the private placement that expire on October 18, 2028 have been exercised. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 12,531,332 shares of common stock remained outstanding as of July 31, 2025. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 10,680,310 shares of common stock remained outstanding as of July 31, 2025.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 15.8% of our common stock as of July 31, 2025. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are a “smaller reporting company.” We will continue to be a “smaller reporting company” so long as (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the most recently completed second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the most recently completed second fiscal quarter. We remain a smaller reporting company as of June 30, 2025. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of such classification. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to SOX Section 404, we are required to furnish annual reports by our management on our internal control over financial reporting. However, while we remain a smaller reporting company as we had less than $100 million in annual revenue during the most recently completed fiscal year and less than $700 million in public float as of the most recently completed second fiscal quarter, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective. If we are unable to comply with the requirements of SOX Section 404 in a timely manner or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2024, we had federal and state net operating loss carryforwards of $199.8 million and federal research and development tax credit carryforwards of $7.3 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating loss and research and development tax credit carryforwards to offset future taxable income. We previously completed a Section 382 analysis, and due to multiple historical ownership changes, all of our net operating loss carryforwards as of December 31, 2022, and research and development tax credits were subject to limitation. If a further ownership change occurs, our ability to use our tax attributes might be further limited. In addition to potential Sections 382 and 383 limitations, there are other factors that might limit the availability of our tax attributes. For example, we have not conducted a detailed research and development tax credit analysis to document whether our historical business activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards.

Under current law, the deduction for net operating losses arising in taxable years beginning after December 31, 2017 is limited to 80% of current-year taxable income (although such net operating losses may be carried forward indefinitely). There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amendment No. 1 to 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 17, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lisa Delfini
Lisa Delfini Chief Financial Officer (Principal Financial Officer)