Form 10-Q
period 2025-09-30
Trevi Therapeutics, Inc.
filed 2025-11-13
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 128,230,134 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our clinical trials, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease or non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC, and our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF;
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
•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. Before commencing the trials, we plan to submit the protocols to regulatory authorities to obtain any feedback they may have. Changes in the design of the planned trials or regulatory delays may affect the timing and costs of our planned trials and may affect our ability to complete the trials with our existing cash resources.
•
The outcome of clinical trials of a product candidate may not be predictive of the success of later clinical trials of such product candidate or of clinical trials of such product candidate for different indications. For instance, Haduvio may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in earlier Phase 2 clinical trials.
•
We have experienced delays and difficulties in the enrollment of patients in our clinical trials in the past. If we experience delays or difficulties in the enrollment of patients in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. Other companies are conducting clinical trials or have announced plans for future clinical trials that are seeking or are likely to seek to enroll patients with IPF, non-IPF ILD, and RCC, and patients are generally only able to enroll in a single trial at a time. In addition, many patients use various treatments not specifically approved to treat chronic cough and these patients and their physicians may be reluctant to forgo, discontinue or otherwise alter their use of such treatments to participate in our clinical trials.
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
•
Many currently approved mu-opioid receptor agonist products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits.
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

•
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, including our license with Endo, Inc., we could lose license rights that are critical to our business or owe damages to the licensor of such intellectual property.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets	Unaudited
Current assets:
Cash and cash equivalents	$56,869	$34,097
Marketable securities	138,058	73,525
Prepaid expenses	1,375	939
Other current assets	1,997	867
Total current assets	198,299	109,428
Operating lease right-of-use assets	741	915
Property, equipment and leasehold improvements, net	213	157
Other non-current assets	103	243
Finance lease right-of-use assets	—	157
Total assets	$199,356	$110,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,709	$3,414
Accrued expenses	6,036	6,810
Operating lease liabilities	296	254
Finance lease liabilities	—	31
Total current liabilities	9,041	10,509
Operating lease liabilities	527	747
Total liabilities	9,568	11,256
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; and 128,215,113 and 93,602,631 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	128	94
Additional paid-in capital	511,118	386,534
Accumulated other comprehensive income	30	61
Accumulated deficit	(321,488)	(287,045)
Total stockholders’ equity	189,788	99,644
Total liabilities and stockholders’ equity	$199,356	$110,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$10,085	$11,224	$27,285	$30,049
General and administrative	3,831	2,863	11,823	9,232
Total operating expenses	13,916	14,087	39,108	39,281
Loss from operations	(13,916)	(14,087)	(39,108)	(39,281)
Other income (expense):
Interest income, net	2,101	826	4,633	2,759
Other expense, net	(2)	(11)	(16)	(17)
Interest expense	—	(1)	—	(3)
Total other income, net	2,099	814	4,617	2,739
Loss before income taxes	(11,817)	(13,273)	(34,491)	(36,542)
Income tax benefit	15	31	48	46
Net loss	$(11,802)	$(13,242)	$(34,443)	$(36,496)
Basic and diluted net loss per common share outstanding	$(0.08)	$(0.13)	$(0.26)	$(0.36)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	145,104,986	101,282,228	131,122,754	100,616,111
Net loss	$(11,802)	$(13,242)	$(34,443)	$(36,496)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale marketable securities	6	223	(31)	168
Comprehensive loss	$(11,796)	$(13,019)	$(34,474)	$(36,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2025	121,775,753	$122	$508,033	$24	$(309,686)	198,493
Stock-based compensation	—	—	1,243	—	—	1,243
Issuance of common stock from exercise of stock options	477,485	—	1,123	—	—	1,123
Issuance of common stock from pre-funded warrant exercise	5,961,875	6	(6)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	6	—	6
Proceeds from disgorgement of beneficial owner's short-swing profits	—	—	725	—	—	725
Net loss	—	—	—	—	(11,802)	(11,802)
Balance at September 30, 2025	128,215,113	$128	$511,118	$30	$(321,488)	$189,788

Balance at June 30, 2024	72,591,917	$73	$328,573	$(84)	$(262,388)	66,174
Stock-based compensation	—	—	822	—	—	822
Issuance of common stock from exercise of stock options	113,736	—	162	—	—	162
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	1,611,803	1	4,829	—	—	4,830
Issuance of common stock from pre-funded warrant exercise	1,136,919	1	(1)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	223	—	223
Net loss	—	—	—	—	(13,242)	(13,242)
Balance at September 30, 2024	75,454,375	$75	$334,385	$139	$(275,630)	$58,969

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	3,835	—	—	3,835
Issuance of common stock from exercise of stock options	772,857	—	1,854	—	—	1,854
Issuance of common stock from Employee Stock Purchase Plan	15,898	—	59	—	—	59
Issuance of common stock from warrant exercise	7,851,852	8	10,749	—	—	10,757
Issuance of common stock from pre-funded warrant exercise	5,961,875	6	(6)	—	—	—
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,368	—	—	107,388
Unrealized losses on available-for-sale marketable securities	—	—	—	(31)	—	(31)
Proceeds from disgorgement of beneficial owner's short-swing profits	—	—	725	—	—	725
Net loss	—	—	—	—	(34,443)	(34,443)
Balance at September 30, 2025	128,215,113	$128	$511,118	$30	$(321,488)	$189,788

Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	$82,547
Stock-based compensation	—	—	2,671	—	—	2,671
Issuance of common stock from exercise of stock options	243,254	—	381	—	—	381
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	3,086,729	3	9,661	—	—	9,664
Issuance of common stock from Employee Stock Purchase Plan	30,675	—	34	—	—	34
Issuance of common stock from pre-funded warrant exercise	3,810,018	4	(4)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	168	—	168
Net loss	—	—	—	—	(36,496)	(36,496)
Balance at September 30, 2024	75,454,375	$75	$334,385	$139	$(275,630)	58,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(34,443)	$(36,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,835	2,671
Operating lease right-of-use assets	330	262
Depreciation and amortization	113	109
Accretion of available-for-sale marketable securities, net	(1,076)	(1,070)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,636)	2,736
Accrued expenses and other liabilities	(860)	3,276
Accounts payable	(721)	(194)
Net cash used in operating activities	(34,458)	(28,706)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	52,779	55,643
Purchases of available-for-sale marketable securities	(116,266)	(53,271)
Purchases of property, equipment and leasehold improvements	(12)	(28)
Net cash (used in) provided by investing activities	(63,499)	2,344
Financing activities:
Proceeds from offering of common stock, net of commissions	108,154	—
Proceeds from exercises of warrants	10,757	—
Proceeds from exercises of stock options	1,854	381
Proceeds from disgorgement of beneficial owner's short-swing profits	725	—
Proceeds from Employee Stock Purchase Plan	59	34
Payments of offering costs	(809)	—
Payments of finance lease	(11)	(95)
Proceeds from at-the-market sales agreement, net of commissions and allocated fees	—	9,697
Net cash provided by financing activities	120,729	10,017
Net increase (decrease) in cash and cash equivalents	22,772	(16,345)
Cash and cash equivalents at beginning of period	34,097	32,397
Cash and cash equivalents at end of period	$56,869	$16,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1.
Nature of the Business

Trevi Therapeutics, Inc. (“Trevi” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis (“IPF”), non-IPF interstitial lung disease (“non-IPF ILD”), and refractory chronic cough (“RCC”).

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (“KAMA”), targeting opioid receptors that play a key role in controlling chronic cough. Nalbuphine has been approved and marketed as an injectable for pain indications for more than 30 years in the United States (“U.S.”) and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Agency and in most of Europe.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to September 30, 2025 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2025 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual Consolidated Financial Statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2025 and the results of its operations and its cash flows for the three and nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other interim period or any future year or period.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. The Company’s marketable securities potentially subject the Company to concentrations of credit risk. The Company's cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through September 30, 2025.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should an in-process equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to general and administrative expenses. The deferred offering costs are included in Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets.

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

The Company applies the provisions of ASC 740, Income Taxes, (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through September 30, 2025 and December 31, 2024. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. We expect to adopt ASU 2023-09 prospectively. As the standard impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	September 30, 2025
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$43,618	$4	$(31)	$43,591
U.S. treasury securities	42,130	51	(5)	42,176
Corporate bonds	32,621	13	(5)	32,629
Asset backed securities	12,124	1	(5)	12,120
U.S. government agency securities	7,535	7	—	7,542
Total marketable securities	$138,028	$76	$(46)	$138,058

	December 31, 2024
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$22,838	$25	$(12)	$22,851
Corporate bonds	18,921	20	—	18,941
Commercial paper	12,999	3	(2)	13,000
U.S. government agency securities	11,402	21	—	11,423
Asset backed securities	7,304	6	—	7,310
Total marketable securities	$73,464	$75	$(14)	$73,525

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	September 30, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$112,909	$112,944
One year through two years	25,119	25,114
Total	$138,028	$138,058

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$55,323	$55,386
One year through two years	18,141	18,139
Total	$73,464	$73,525

During the three and nine months ended September 30, 2025 and 2024, there were no realized gains or losses on available-for-sale marketable securities.

As of September 30, 2025 and December 31, 2024, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of September 30, 2025 and December 31, 2024, accrued interest receivables on the Company’s available-for-sale marketable securities were $1,203 and $532, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial assets:
Cash equivalents	Money market funds	$55,797	$—	$—	$55,797
Marketable securities	Commercial paper	—	43,591	—	43,591
Marketable securities	U.S. treasury securities	—	42,176	—	42,176
Marketable securities	Corporate bonds	—	32,629	—	32,629
Marketable securities	Asset backed securities	—	12,120	—	12,120
Marketable securities	U.S. government agency securities	—	7,542	—	7,542
Total assets		$55,797	$138,058	$—	$193,855

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash equivalents	Money market funds	$28,605	$—	$—	$28,605
Marketable securities	U.S. treasury securities	—	22,851	—	22,851
Marketable securities	Corporate bonds	—	18,941	—	18,941
Marketable securities	Commercial paper	—	13,000	—	13,000
Marketable securities	U.S. government agency securities	—	11,423	—	11,423
Marketable securities	Asset backed securities	—	7,310	—	7,310
Cash equivalents	Commercial paper	—	4,479	—	4,479
Total assets		$28,605	$78,004	$—	$106,609

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

The following table presents the Company's lease-related assets and liabilities as presented on its Condensed Consolidated Balance Sheets:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$741	$915
Finance lease assets	Finance lease right-of-use assets	—	157
Total lease assets		$741	$1,072
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$296	$254
Finance lease liabilities	Finance lease liabilities, current portion	—	31
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	527	747
Total lease liabilities		$823	$1,032

The following table presents information related to the Company's lease expense for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$86	$85	$257	$256
Finance lease expense	—	12	12	36
Total lease expense	$86	$97	$269	$292

Future minimum lease payments from September 30, 2025 until the expiration of the leases are as follows:

Operating Leases
2025	$91
2026	371
2027	380
2028	95
Total minimum lease payments	937
Less: Amount of lease payments representing interest	(114)
Present value of future minimum lease payments	$823

The following table presents certain information related to the lease terms and discount rates for the Company's leases:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	2.5 years	3.3 years
Finance leases	—	0.3 years

Weighted average discount rate:
Operating leases	10.91%	11.00%
Finance leases	—	4.37%

The following table presents supplemental cash flow information related to the Company's leases for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$91	$78	$260	$224
Finance lease payments	$—	$32	$11	$95
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$9	$—

6.
Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued R&D projects	$2,421	$3,482
Accrued compensation and benefits	2,386	2,538
Accrued consulting and professional fees	1,103	747
Accrued other	126	43
Total accrued expenses	$6,036	$6,810

7.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	September 30, 2025	December 31, 2024
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	19,100,800	32,915,346
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan, as amended	9,165,995	7,555,310
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,116,075	1,131,973
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	278,418	288,944
	29,661,288	41,891,573

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

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which allows the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities) (the “2023 ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the 2023 ATM Sales Agreement. The Company filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the 2020 ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under the 2020 ATM Sales Agreement. As of December 31, 2024, the Company had issued and sold 4,498,065 shares of common stock under the 2023 ATM Sales Agreement for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million. No shares have been sold under the 2023 ATM Sales Agreement during the nine months ended September 30, 2025. On June 2, 2025, the Company terminated the prospectus relating to the 2023 ATM Sales Agreement. The Company may not make any sales of its common stock pursuant to the 2023 ATM Sales Agreement unless and until a new prospectus or prospectus supplement relating to the shares of common stock to be issued and sold pursuant to the 2023 ATM Sales Agreement is filed. The 2023 ATM Sales Agreement otherwise remains in full force and effect.

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

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering. As of September 30, 2025, pre-funded warrants that were issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remain outstanding.

Registered Offerings

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement with SVB Securities; Stifel, Nicolaus & Company, Incorporated; and Oppenheimer & Co. Inc., as representatives of the several underwriters. Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock, at the public offering price of $1.93 per share. The underwriters partially exercised the option to purchase 1,600,428 additional shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million. As of September 30, 2025, pre-funded warrants that were issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remain outstanding.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	23,211,642	9,703,704	32,915,346	$0.40
Exercised	(5,962,694)	(7,851,852)	(13,814,546)	$1.37
Outstanding as of September 30, 2025	17,248,948	1,851,852	19,100,800	$0.13

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

In April 2025, the Company’s board of directors approved, and the Company’s stockholders subsequently approved, an amendment to the 2019 Plan (the “Plan Amendment”), which (i) increased the number of shares authorized for issuance under the 2019 Plan by 6,000,000 shares to 16,490,422 shares and (ii) eliminated the evergreen provision of the 2019 Plan. Accordingly, the total number of shares of common stock that may be issued under both the 2019 Plan and the 2012 Plan was 16,291,355 as of September 30, 2025, of which 6,846,942 shares remained available for grant under the 2019 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of September 30, 2025 and December 31, 2024, respectively, options to purchase 9,165,995 shares and 7,555,310 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of September 30, 2025 and December 31, 2024, respectively, options to purchase 278,418 and 288,944 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

In February 2024, the Company granted options to purchase 832,250 shares of common stock subject to performance-based vesting (“PSOs”) to employees of the Company. The PSOs were subject to vesting based on performance criteria related to the timing and results of two of the Company’s clinical trials. By May 2025, the timing and results of both clinical trials had been determined, and the compensation committee of the Company's board of directors had certified to the satisfaction of the related performance metrics, resulting in PSOs to purchase 642,160 shares vesting and the remaining PSOs being cancelled.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2024	7,844,254	$3.08
Granted	2,997,550	$4.67
Exercised	(772,857)	$2.40
Forfeited	(624,534)	$3.35
Expired	—	$—
Outstanding as of September 30, 2025	9,444,413	$3.62
Options exercisable as of September 30, 2025	5,016,112	$3.38
Options unvested as of September 30, 2025	4,428,301	$3.88

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,116,075 as of September 30, 2025, all of which remain available for issuance. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. No annual increase was made on January 1, 2024 and 2025, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expense	$705	$526	$2,175	$1,596
Research and development expense	538	296	1,660	1,075
Total stock-based compensation expenses	$1,243	$822	$3,835	$2,671

8.
Income Taxes

As of September 30, 2025 and December 31, 2024, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and nine months ended September 30, 2025 and 2024 was for the Company’s estimates for its state research and development tax credits in each given year.

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

9.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,802)	$(13,242)	$(34,443)	$(36,496)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	145,104,986	101,282,228	131,122,754	100,616,111
Basic and diluted net loss per common share outstanding	$(0.08)	$(0.13)	$(0.26)	$(0.36)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of September 30, 2025 and December 31, 2024, the Company had pre-funded warrants to purchase 17,248,948 and 23,211,642 shares of common stock, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for each of the three and nine months ended September 30, 2025 and 2024.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of September 30, 2025 and 2024, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2025	2024
Stock Options	9,444,413	7,940,468
Warrants	1,851,852	9,703,704
Total potential common shares	11,296,265	17,644,172

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

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Chronic cough in IPF clinical trial expense	$822	$4,592	$6,743	$11,116
Refractory chronic cough clinical trial expense	119	2,035	1,371	4,642
Clinical trial material	4,304	713	5,622	3,875
Other clinical trials and studies [1]	780	908	1,344	2,245
Other clinical development expenses [2]	1,549	1,217	4,827	2,969
Employee compensation (excluding stock compensation expense)	3,041	2,284	8,816	6,716
Stock-based compensation expense	1,243	822	3,835	2,671
Other segment items [3]	2,045	1,497	6,518	5,021
Interest income, net	(2,101)	(826)	(4,633)	(2,759)
Net loss	$11,802	$13,242	$34,443	$36,496

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

Endo, Inc.

In May 2011, the Company entered into an agreement with Penwest Pharmaceuticals Co., which subsequently merged into its parent, Endo, Inc., formerly known as Endo Pharmaceuticals Inc. and which has since been acquired by Mallinckrodt plc (“Endo”), for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Endo to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, non-IPF interstitial lung disease, or non-IPF ILD, and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa agonist and a mu antagonist (KAMA), targeting opioid receptors that play a key role in controlling chronic cough. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine is a mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist that has been approved and marketed as an injectable for pain indications for more than 30 years in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Agency and in most of Europe.

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

We expect to request an End-of-Phase 2 meeting with the FDA in the fourth quarter of 2025 and initiate our Phase 3 program for Haduvio for chronic cough in patients with IPF in the first half of 2026, subject to alignment on the study designs with the FDA.

We are also conducting a Phase 1 respiratory function and safety study, which we refer to as TIDAL, in the U.K. and U.S. and we have screened and enrolled patients. TIDAL is a multi-center, open-label, in-clinic, fixed-sequence placebo to nalbuphine ER dose escalation study assessing overnight respiratory function and safety in patients with IPF. We expect to enroll approximately ten patients who will be in-clinic for ten days. The goal of the study is to assess the safety and tolerability of Haduvio as well as the effect on respiratory function and safety in subjects with IPF based on assessment of end tidal partial pressure of carbon dioxide by capnography (PetCO2), oxygen saturation (SpO2), and respiratory rate. The study is intended to better characterize the physiological effects of administering nalbuphine ER at the intended therapeutic doses on parameters of respiration important for patients with IPF. The safety review committee met to review data for the sentinel cohort of patients and concluded there were no safety signals and gave approval to complete enrollment. We expect to have data in the fourth quarter of 2025 and to include the data with our End-of-Phase 2 meeting request.

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

Chronic Cough in Patients with non-IPF ILD Program. We also plan to develop Haduvio for the treatment of chronic cough in patients with non-IPF ILD. We plan to conduct a clinical trial in non-IPF ILD patients who have underlying fibrosis, along with chronic cough.

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

We are in the process of designing our next trial of Haduvio in patients with RCC which we plan to initiate as a Phase 2b trial in the first half of 2026. We expect the objectives for the trial will be to determine the doses to be evaluated in the Phase 3 clinical trial as well as to further characterize safety in this specific patient population.

Other NDA Supportive Studies. We also plan to continue to progress and advance other NDA supportive studies necessary for regulatory approval. Other NDA supportive studies include Phase 1 clinical studies such as drug-drug interaction, food effect, and renal impairment studies. In October 2025, we completed our Phase 1 drug-drug interaction study to evaluate the co-administration of Haduvio with pirfenidone or nintedanib in healthy adult subjects. Pirfenidone and nintedanib are prescribed as anti-fibrotic therapies in a significant portion of patients with IPF. The results of the study concluded coadministration of Haduvio with pirfenidone and nintedanib showed no clinically meaningful pharmacokinetic findings for nalbuphine ER or either of the antifibrotics when given in combination. No dose adjustments for any of the drugs are required when Haduvio is administered concomitantly with these agents. In December 2024, we announced positive topline results from a human abuse potential, or HAP, study that demonstrated a statistically significant lower "Drug Liking" for the clinical doses of oral nalbuphine compared to intravenous butorphanol.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2025, we had an accumulated deficit of $321.5 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $194.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our planned Phase 3 program for the treatment of chronic cough in patients with IPF, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with RCC, which we are planning as a Phase 2b trial, our ongoing Phase 1 TIDAL respiratory function and safety study in patients with IPF of varying disease severity, and any supportive studies necessary for regulatory approval.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation and expanded infrastructure. We also anticipate that our general and administrative expenses will increase as we expect to continue to incur increased costs as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404(b), during the remainder of 2025 and into 2026.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$10,085	$11,224	$(1,139)
General and administrative	3,831	2,863	968
Total operating expenses	13,916	14,087	(171)
Loss from operations	(13,916)	(14,087)	171
Other income (expense):
Interest income, net	2,101	826	1,275
Other expense, net	(2)	(11)	9
Interest expense	—	(1)	1
Total other income, net	2,099	814	1,285
Loss before income taxes	(11,817)	(13,273)	1,456
Income tax benefit	15	31	(16)
Net loss	$(11,802)	$(13,242)	$1,440

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Clinical development expenses	$7,405	$9,289	$(1,884)
Personnel and related expenses	1,970	1,458	512
Stock-based compensation expenses	538	296	242
Other research and development expenses	172	181	(9)
Total research and development expenses	$10,085	$11,224	$(1,139)

Research and development expenses for the three months ended September 30, 2025 decreased to $10.1 million from $11.2 million for the corresponding period in 2024, primarily due to decreased clinical development expenses for our Phase 2a RIVER trial, our HAP study, and our Phase 2b CORAL trial, all of which were actively enrolling patients in the prior year period. These decreases were partially offset by increased costs for our recently completed Phase 1 drug-drug interaction study and personnel-related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 increased to $3.8 million from $2.9 million for the corresponding period in 2024, primarily due to an increase in professional fees and personnel-related expenses. The increased outside services and professional fees were primarily due to increased costs as we continue to prepare for compliance with SOX 404(b). The increased personnel-related expenses were primarily due to severance costs along with increased headcount.

Other Income, Net

Other income, net for the three months ended September 30, 2025 was $2.1 million compared to other income, net of $0.8 million for the corresponding period in 2024. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$27,285	$30,049	$(2,764)
General and administrative	11,823	9,232	2,591
Total operating expenses	39,108	39,281	(173)
Loss from operations	(39,108)	(39,281)	173
Other income (expense):
Interest income, net	4,633	2,759	1,874
Other expense, net	(16)	(17)	1
Interest expense	—	(3)	3
Total other income, net	4,617	2,739	1,878
Loss before income taxes	(34,491)	(36,542)	2,051
Income tax benefit	48	46	2
Net loss	$(34,443)	$(36,496)	$2,053

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Clinical development expenses	$19,354	$24,413	$(5,059)
Personnel and related expenses	5,702	4,110	1,592
Stock-based compensation expenses	1,660	1,075	585
Other research and development expenses	569	451	118
Total research and development expenses	$27,285	$30,049	$(2,764)

Research and development expenses for the nine months ended September 30, 2025 decreased to $27.3 million from $30.0 million for the corresponding period in 2024, primarily due to decreased clinical development expenses for our HAP study, our Phase 2a RIVER trial, and our Phase 2b CORAL trial, all of which were actively enrolling patients in the prior year period. These decreases were partially offset by increased costs incurred associated with our recently completed Phase 1 drug-drug interaction study and personnel-related expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 increased to $11.8 million from $9.2 million for the corresponding period in 2024, primarily due to an increase in professional fees and personnel-related expenses. The increased outside services and professional fees were primarily due to increased costs as we continue to prepare for compliance with SOX 404(b). The increased personnel-related expenses were primarily due to severance costs along with increased headcount.

Other Income, Net

Other income, net for the nine months ended September 30, 2025 was $4.6 million compared to other income, net of $2.7 million for the corresponding period in 2024. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

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

In June 2020, we entered into a sales agreement, or the 2020 ATM Sales Agreement, with SVB Securities LLC, or SVB Securities, under which we were able to issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $12.0 million. In May 2022, we and SVB Securities amended the 2020 ATM Sales Agreement to increase the maximum aggregate offering price of common stock that we were able to issue and sell from time to time under the 2020 ATM Sales Agreement by $50.0 million, from $12.0 million to up to $62.0 million. Sales of common stock under the 2020 ATM Sales Agreement were able to be made by any method that was deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We were not obligated to make any sales of our common stock under the 2020 ATM Sales Agreement. We began making sales pursuant to the 2020 ATM Sales Agreement in July 2020. Through August 15, 2023, the date of termination of the 2020 ATM Sales Agreement, we had issued and sold an aggregate of 4,333,394 shares of common stock for gross proceeds of $12.7 million, before deducting estimated commissions and allocated fees of $1.0 million. In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the Shelf Registration Statement, which allows us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The Shelf Registration Statement was filed to replace our prior universal shelf registration statement on Form S-3 and was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink

Partners, LLC (formerly SVB Securities), which we refer to as the 2023 ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the 2023 ATM Sales Agreement. We filed a prospectus under the Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the 2023 ATM Sales Agreement. In accordance with the terms of the 2023 ATM Sales Agreement, the 2020 ATM Sales Agreement terminated upon effectiveness of the Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under the 2020 ATM Sales Agreement. As of December 31, 2024, we had issued and sold 4,498,065 shares of common stock for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million under the 2023 ATM Sales Agreement. No shares have been sold under the 2023 ATM Sales Agreement for the nine months ended September 30, 2025. On June 2, 2025, we terminated the prospectus relating to the 2023 ATM Sales Agreement. We may not make any sales of our common stock pursuant to the 2023 ATM Sales Agreement unless and until a new prospectus or prospectus supplement relating to the shares of common stock to be issued and sold pursuant to the 2023 ATM Sales Agreement is filed. The 2023 ATM Sales Agreement otherwise remains in full force and effect.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(34,458)	$(28,706)	$(5,752)
Net cash (used in) provided by investing activities	(63,499)	2,344	(65,843)
Net cash provided by financing activities	120,729	10,017	110,712
Net increase (decrease) in cash and cash equivalents	$22,772	$(16,345)	$39,117

Operating Activities

During the nine months ended September 30, 2025, operating activities used $34.5 million of net cash, resulting from our net loss of $34.4 million and net changes in our operating assets and liabilities of $3.2 million, offset by net non-cash charges of $3.2 million. Changes in our operating assets and liabilities consisted of a $1.6 million increase in prepaid expenses and other current assets, a $0.9 million decrease in accrued expenses and other liabilities and a $0.7 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in accrued interest and dividends receivable from our higher invested cash equivalent and marketable securities balance, as well as an increase in prepayments related to our clinical trial work performed by our CROs and prepayments of our corporate insurance policies. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accruals for clinical development and clinical trial work performed by our CROs and a decrease in accrued compensation and benefits. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $3.8 million, $0.3 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $1.1 million of accretion of our available-for-sale marketable securities.

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

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $63.5 million, primarily related to $116.3 million of purchases of available-for-sale marketable securities partially offset by $52.8 million of proceeds from maturities of available-for-sale marketable securities.

During the nine months ended September 30, 2024, net cash provided by investing activities was $2.3 million, primarily related to $55.6 million of proceeds from maturities of available-for-sale marketable securities partially offset by $53.3 million of purchases of available-for-sale marketable securities.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $120.7 million, primarily consisting of cash proceeds of $108.2 million, net of commissions from sales of our common stock in our June 2025 Offering, $10.8 million from the exercise of warrants, $1.9 million from the exercise of stock options and $0.7 million from the disgorgement of short swing profits from a beneficial owner of our common stock, partially offset by $0.8 million in payments of offering costs related to the June 2025 and December 2024 Offerings.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial in patients with RCC, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, and our planned Phase 1 NDA supportive studies, as well as trials for any future product candidates and the costs of seeking regulatory approvals;
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
•
our potential obligation to make milestone payments to Endo, Inc., or Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the U.S., as well as our potential obligations to pay Endo royalties on the net sales of the product;
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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2028, subject to alignment on the study designs with the FDA. We expect these resources will enable us to fund two Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF along with an open-label extension, our planned trial in chronic cough in patients with non-IPF ILD, our next trial in patients with RCC, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, and our planned Phase 1 NDA supportive studies. However, these resources will not be sufficient for us to fund Haduvio for any indication or any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

Contractual Obligations and Commitments

A significant portion of our development activities are outsourced to third parties under agreements, including with CROs and contract manufacturers in connection with the production of clinical trial materials. The contracts are cancelable at any time by us, generally upon 45 to 60 days' prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material. For information related to our future commitments relating to our lease and licensing agreements, see Note 5, “Leases” and Note 11, “Collaborative and Licensing Agreements” of our Condensed Consolidated Financial Statements.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, is the most important to understanding and evaluating our reported financial results. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $34.4 million and $47.9 million for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $321.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our planned clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease, or non-IPF ILD, our next clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, and our planned Phase 1 NDA supportive studies;
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
•
add operational, financial and management information systems and personnel, including personnel to support our commercialization efforts and to help us comply with our obligations as a public company; and
•
add equipment and physical infrastructure to support our development program for Haduvio and for any future product candidates.

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

Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2025 and the year ended December 31, 2024, we used net cash of $34.5 million and $38.3 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of September 30, 2025, our cash, cash equivalents and marketable securities were $194.9 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as and if we:

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2028, subject to alignment on the study designs with the FDA. We expect these resources will enable us to fund two Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF along with an open-label extension, our planned trial in chronic cough in patients with non-IPF ILD, our next trial in patients with RCC, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, and our planned Phase 1 NDA supportive studies. However, these resources will not be sufficient for us to fund Haduvio for any indication or any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our planned Phase 3 program of Haduvio for the treatment of chronic cough in patients with IPF, our planned trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our next clinical trial for the treatment of patients with RCC, our ongoing Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity, and our planned Phase 1 NDA supportive studies as well as trials for any future product candidates;
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
•
our potential obligation to make milestone payments to Endo Inc., or Endo, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the U.S., as well as our potential obligations to pay Endo royalties on the net sales of the product;
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

Our most advanced program is for the development of Haduvio for the treatment of chronic cough in patients with IPF. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and in patients with RCC are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

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

Mu-opioid receptor agonists as a class are associated with respiratory depression. The drug label for the currently marketed parenterally administered formulation of nalbuphine, the active ingredient in Haduvio, carries an opioid class label warning for serious, life-threatening or fatal respiratory depression and Haduvio, if approved for marketing in any indication, will likely carry a similar opioid class label. We are conducting our Phase 1 TIDAL study to evaluate the effect of Haduvio on respiratory function and safety in patients with IPF of varying disease severity. We cannot be certain that respiratory depression will not be observed or that the FDA will not require additional trials or impose more severe labeling restrictions related to respiratory depression. If there is a safety signal in the Phase 1 study, it could affect our ability to conduct a trial in this patient population.

Many currently approved mu-opioid receptor agonist products are subject to restrictive marketing and distribution regulations which, if applied to Haduvio, could potentially restrict its use and harm our ability to generate profits.

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

If Haduvio is approved for the treatment of chronic cough in patients with IPF, we expect that it may compete with product candidates currently in clinical development for the treatment of chronic cough in patients with IPF. Development of BI 1839100, by Boehringer Ingelheim for the treatment of chronic cough in patients with IPF and progressive pulmonary fibrosis, was terminated in September 2025. It is possible that product candidates currently in development for the treatment of the fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and ILD. We expect that Haduvio might also compete with other product candidates currently in development, or submitted for approval to the FDA, for the treatment of patients with RCC that might be used off-label to treat chronic cough in patients with IPF.

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates currently in clinical development for the treatment of patients with RCC such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan, United Kingdom, and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc., GABAB PAM, a GABA agonist, which is being developed by Addex Therapeutics Ltd., and ifenprodil, a NMDA receptor antagonist, which is being developed by Seyltx, Inc.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may obtain marketing approval for a product in a particular country but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if those product candidates obtain marketing approval.

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

More recently, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.”

In addition, the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a proposed rule by the Centers for Medicare & Medicaid Services is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the administration is seeking to advance drug pricing policy. The implications and consequences of these actions and subsequent actions by the Trump Administration to compel an MFN regulatory pricing requirement in the U.S. and otherwise advance drug pricing policy continue to remain unclear and uncertain and this lack of clarity or the adoption of policies regarding pricing could adversely affect our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payors are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of September 30, 2025, we had 34 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

This past spring, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025 and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11,

2025. Since the April announcement, several countries have also reached deals with the U.S. that include reduced tariff rates and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries. Several countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into an MFN drug pricing agreement with the Trump administration.

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

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. We filed a registration statement on Form S-3, or the Second Private Placement Form S-3, covering the resale of 5,555,556 shares of common stock, comprised of the 1,851,852 shares of common stock and the 3,703,704 shares of common stock issuable upon exercise of the warrants, which was declared effective in November 2021. NEA will be able to resell all, some or none of the shares of common stock registered pursuant to the Second Private Placement Form S-3 at any time or in its discretion. As of October 31, 2025, warrants issued to NEA to purchase 1,851,852 shares of common stock remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. We filed a registration statement on Form S-3, or the Third Private Placement Form S-3, covering the resale of 28,960,199 shares of common stock, comprised of the 4,580,526 shares of common stock and the 24,379,673 shares of common stock issuable upon exercise of the warrants, which was declared effective in May 2022. While the Third Private Placement Form S-3 covers the resale of the number of shares of common stock issued or issuable to the purchasers without giving effect to the 2022 Private Placement Beneficial Ownership Limitations, a purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the warrants to the extent such exercise would result in such purchaser exceeding the applicable 2022 Private Placement Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Third Private Placement Form S-3 at any time or in their discretion, subject to the 2022 Private Placement Beneficial Ownership Limitations. As of October 31, 2025, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remained outstanding.

Similarly, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. The shares of common stock and the pre-funded warrants were issued pursuant to a prospectus supplement dated September 22, 2022 to the Prior Shelf Registration Statement. A purchaser may not exercise, and subsequently resell the underlying shares of common stock of, any portion of the pre-funded warrants to the extent such exercise would result in such purchaser exceeding the applicable September 2022 Offering Beneficial Ownership Limitation. The purchasers will be able to resell all, some or none of the shares of common stock registered pursuant to the Prior Shelf Registration Statement at any time or in their discretion, subject to the September 2022 Offering Beneficial Ownership Limitations. As of October 31, 2025, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remained outstanding.

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

As part of our October 2021 private placements, we issued to the Initial Private Placement Investor warrants to purchase an aggregate of 14,598,540 shares of our common stock at an exercise price of $1.37 per share, and pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of our common stock at an exercise price of $0.001 per share. Of the common stock warrants issued to the Initial Private Placement Investor at an exercise price of $1.37 per share, warrants to purchase an aggregate of 7,299,270 shares would have expired on April 5, 2025 and warrants to purchase an aggregate of 7,299,270 shares would have expired on October 5, 2028. All of the pre-funded warrants and accompanying common stock warrants issued to the Initial Private Placement Investor have been exercised. In addition, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock would have expired on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. On April 17, 2025, NEA exercised all of the warrants that would have expired on April 18, 2025. None of the accompanying common stock warrants issued to NEA in the private placement that expire on October 18, 2028 have been exercised. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 12,531,332 shares of common stock remained outstanding as of October 31, 2025. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 4,717,616 shares of common stock remained outstanding as of October 31, 2025.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 14.9% of our common stock as of October 31, 2025. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Severance Agreement, dated August 14, 2025, by and between the Registrant and Lisa Delfini.

31.1*

Certification of Principal Executive and Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)