Form 10-K
period 2025-12-31
Trevi Therapeutics, Inc.
filed 2026-03-17
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market, was $588.4 million.

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2026 was 128,397,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our plans to develop and, if approved, subsequently commercialize Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, non-IPF interstitial lung disease, or non-IPF ILD, and refractory chronic cough, or RCC;
•
our clinical trials, including our planned Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our planned Phase 2b trial of Haduvio for the treatment of patients with RCC, and our planned Phase 1 NDA supportive studies;
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
•
our estimates regarding expenses, capital requirements and needs for additional financing;
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
•
We are in the process of designing future clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. Before commencing these trials, we plan to submit the protocols to regulatory authorities to obtain any feedback they may have. Changes in the design of the planned trials or regulatory delays may affect the timing and costs of these trials and may affect our ability to complete these trials with our existing cash resources.
•
The outcome of clinical trials of a product candidate may not be predictive of the success of later clinical trials of such product candidate or of clinical trials of such product candidate for different indications. For instance, Haduvio may fail to show the desired safety and efficacy results in our planned trials of Haduvio despite demonstrating positive results in earlier Phase 2 clinical trials.
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
•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Even if we complete the necessary nonclinical studies and clinical trials, the regulatory approval process is uncertain, which may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate on a timely basis or at all.
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
•
We contract with third parties to conduct our clinical trials and for the manufacture, storage, packaging and distribution of Haduvio for clinical trials, including with a single supplier for the active ingredient in Haduvio. We expect to continue to rely on third parties for these services in connection with our future development and commercialization efforts for Haduvio. If they do not perform satisfactorily, our business could be harmed.
•
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, including our license with Keenova Therapeutics plc, we could lose license rights that are critical to our business or owe damages to the licensor of such intellectual property.
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

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa receptor agonist and a mu receptor antagonist (“KAMA”), targeting opioid receptors that play a key role in controlling chronic cough. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Agency and in most of Europe. We believe this makes Haduvio a promising potential therapy for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC.

IPF-related Chronic Cough Program. We are developing Haduvio for the treatment of IPF-related chronic cough, which is a progressive fibrosing interstitial lung disease associated with high mortality rates. After an IPF diagnosis, the median survival is 3 to 5 years, during which time patients suffer from chronic cough, dyspnea, and fatigue. IPF-related chronic cough is a condition with high unmet need and no therapies approved by the U.S. Food and Drug Administration, or FDA. There are approximately 150,000 U.S. patients with IPF, and two-thirds of these patients have uncontrolled chronic cough. The impact of chronic cough is significant, with patients coughing up to 1,500 times per day. This consistent cough, and any associated damage, may lead to a higher risk of morbidity and mortality, including worsening disease, a higher risk of progression, increased respiratory hospitalizations, and a decline in patients’ physical, psychological, and social quality of life.

In June 2025, we announced positive topline results from our Phase 2b CORAL trial, which was a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for IPF-related chronic cough. The Phase 2b CORAL trial was a randomized, double-blind, placebo-controlled, parallel-arm design that evaluated three different dose groups of Haduvio (108 mg BID, 54 mg BID and 27 mg BID) as compared to placebo. The primary efficacy endpoint for the trial was the relative change in 24-hour cough frequency (coughs per hour) for the modified intent-to-treat, or mITT, population at the end of Week 6 versus Baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The mITT population consists of all randomized patients who received at least one dose of study drug or placebo (n=165). The primary efficacy endpoint in the Phase 2b CORAL trial was achieved, demonstrating statistically significant reductions in 24-hour cough frequency across all dose groups at Week 6. The 108 mg BID, 54 mg BID and 27 mg BID dose groups achieved statistically significant reductions from Baseline of 60.2% (p<0.0001), 53.4% (p<0.0001), and 47.9% (p<0.01), respectively, compared to a placebo reduction from Baseline of 16.9%.

We have completed an End-of-Phase 2 meeting with the FDA. At the meeting, we gained overall alignment on the plan for the remaining clinical studies to potentially support an NDA submission for nalbuphine ER, including two pivotal Phase 3 clinical trials and agreement on the remaining Phase 1 clinical studies. The Phase 3 trials will run in parallel, and we remain on track to initiate the first Phase 3 trial in the second quarter of 2026 and the second Phase 3 trial in the second half of 2026. The first of the two Phase 3 trials is planned to enroll approximately 300 patients and have 52 weeks of fixed dosing with nalbuphine ER 54 mg twice-a-day (BID), with the primary endpoint at 24 weeks of fixed dosing. The second Phase 3 trial is planned to enroll approximately 130 patients with and have 12 weeks of fixed dosing with nalbuphine ER 54 mg BID. The primary efficacy endpoint for both trials will be the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for nalbuphine ER compared with placebo. These trial designs are subject to final review of the protocols by the FDA.

Non-IPF ILD-related Chronic Cough Program. We also plan to develop Haduvio for the treatment of non-IPF ILD-related chronic cough. Many patients diagnosed with non-IPF ILD suffer from a dry, non-productive chronic cough that is as disruptive as the cough associated with IPF. Cough may be an independent predictor of disease progression in non-IPF ILDs, and therefore we believe chronic cough may contribute to the progression of the underlying disease and worsening health outcomes.

Approximately 228,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have ILDs other than IPF. In addition, up to 50%-60% of non-IPF ILD patients are reported to suffer from an uncontrolled chronic cough. There are no approved therapies for the treatment of non-IPF ILD-related chronic cough. We plan to initiate an adaptive design Phase 2b clinical trial for the treatment of patients with non-IPF ILD-related chronic cough in the second half of 2026, subject to review of the protocol for the trial by the FDA.

RCC Program. We are developing Haduvio for the treatment of RCC, which affects approximately 2-3 million adults in the U.S. and is related to biological changes in the central and peripheral nervous systems that lower the threshold of the cough reflex. It is highly disruptive and accompanied by a wide range of complications, ranging from urinary incontinence in females to sleep disruption and social embarrassment that causes significant social and economic burden for patients and those around them.

In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio in patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population. In the trial, Haduvio met the primary endpoint at Day 21 with a statistically significant reduction in the objective 24-hour cough frequency of 67% from Baseline and 57% from Baseline on a placebo-adjusted basis (p<0.0001). Planned analyses of all pre-specified secondary endpoints, including patient reported endpoints, at the end of treatment were also statistically significant. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We expect to initiate a Phase 2b trial of Haduvio for the treatment of patients with RCC in the second quarter of 2026, which we are planning to conduct in the United Kingdom, Canada, and possibly other European countries. We expect the primary efficacy endpoint of the trial will be the mean change in 24-hour cough frequency, as determined by an objective cough monitor, and we plan to use the trial to determine the doses to be evaluated in the Phase 3 clinical trial as well as to further characterize safety in this specific patient population. The trial is subject to final review of the protocol by regulatory authorities.

Other NDA Supportive Studies. We also plan to continue to progress and advance NDA supportive studies necessary for regulatory approval, including Phase 1 clinical studies such as completing our respiratory safety study, and conducting drug-drug interaction, food effect, and hepatic and renal impairment studies.

Commercialization of Haduvio. We have retained worldwide commercial rights for Haduvio.

Nalbuphine Mechanistic Rationale

Nalbuphine is a mixed kappa-opioid receptor agonist and a mu-opioid receptor antagonist. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the U.S. and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor.

Modulation of opioid receptors in the central and peripheral nervous systems, either naturally or with drugs, results in multiple signaling actions at the cellular level. The receptor dynamics are complex and receptor signaling differs depending on whether the receptor is being exposed to an agonist or antagonist opioid drug. Agonists activate the receptors to which they bind, and antagonists bind to receptors, and can block the activity of agonists. In addition, opioid drugs of the same class may have different effects depending on their pharmacological properties.

In addition to the individual cellular dynamics, published research also supports the phenomena of network interaction dynamics, where activation of one type of opioid receptor type at one anatomical location can influence the activity of a different type of opiate receptor located at a different anatomical location. For example, published research has shown evidence of signaling between cell groups where kappa-opioid receptor activation on specific cells can antagonize mu-opioid receptor activation on other cells. As a result of these apparent network interaction dynamics between the kappa- and mu-opioid receptors, we believe that simultaneously modulating both kappa- and mu-opioid receptors with a single drug offers significant therapeutic potential in diseases that are mediated through these receptors.

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

As shown in the diagram below, kappa- and mu-opioid receptors are naturally concentrated in several areas of the body, including in the forebrain, brain stem, spinal cord, and peripheral nerves innervating the lung, which are the areas of the body involved in the physiology of chronic cough.

With respect to cough, kappa- and mu-opioid receptors in the forebrain, brain stem, lungs and the peripheral nerves innervating the lung are believed to be involved in mediating respiration and the cough reflex. While there are no approved opioid therapeutics for suppression of cough in humans, mu-agonist opioids have been used clinically to suppress cough.

Haduvio

Haduvio is an oral extended-release formulation of nalbuphine, a small molecule and is in the opioid mixed agonist-antagonist class of drugs. Nalbuphine is a marketed drug currently available only as nalbuphine hydrochloride for injection, a generic equivalent to Nubain, which has been approved in the U.S. and Europe for use in the relief of moderate to severe pain for decades. Nalbuphine is not currently classified as a controlled substance in the U.S. or most of Europe and is not commercially available in an oral dosage form.

We have leveraged the known mechanism and proven biological activity of nalbuphine in pain to expedite the clinical development of Haduvio. We have also drawn on the safety and tolerability data from eight prior clinical trials of Haduvio conducted by Penwest Pharmaceuticals Co., which subsequently merged into Endo, Inc. and which has since merged with Mallinckrodt plc which was then renamed Keenova Therapeutics plc, or Keenova, for which we have licensed rights from Keenova, including two Phase 2 clinical trials of Haduvio for the treatment of pain, to support our clinical development efforts.

Our Haduvio Development Programs

IPF-related Chronic Cough Program

Overview

IPF is a progressive fibrosing interstitial lung disease associated with high mortality rates. After IPF diagnosis, the median survival is 3 to 5 years, during which time patients suffer from chronic cough and dyspnea. IPF-related chronic cough is a condition with high unmet need and no FDA-approved therapies. There are approximately 150,000 U.S. patients with IPF, and two-thirds of these patients are faced with uncontrolled chronic cough. The impact of chronic cough is significant, with patients coughing up to 1,500 times per day. A higher cough severity, and any associated damage, may lead to a higher risk of morbidity and mortality, including worsening disease, a higher risk of progression, increased respiratory hospitalizations, and a decline in patients’ physical, psychological, and social quality of life.

The opioid class of drugs has demonstrated the ability to suppress cough and is used in the clinical management of cough. There is also preclinical and clinical evidence that mixed agonist-antagonist drugs can also be effective in treating cough.

Clinical Development

We have conducted two Phase 2 trials of Haduvio for IPF-related chronic cough and plan to initiate our Phase 3 trials consisting of two Phase 3 trials, the first of which we expect to initiate in the second quarter of 2026.

Phase 2b CORAL Clinical Trial

In June 2025, we announced positive topline results of our Phase 2b CORAL trial, which was a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for IPF-related chronic cough. The Phase 2b CORAL trial (N=165) was conducted at multiple sites in ten countries and used a randomized, double-blind, placebo-controlled, parallel-arm design, which evaluated three doses of Haduvio as compared to placebo. The primary efficacy endpoint for the trial was the relative change in 24-hour cough frequency (coughs per hour) for the modified intent-to-treat, or mITT, population at the end of Week 6 versus Baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The mITT population consists of all randomized patients who received at least one dose of study drug or placebo. The primary efficacy endpoint in the Phase 2b CORAL trial was achieved, demonstrating statistically significant reductions in 24-hour cough frequency across all dose groups at Week 6. The 108 mg BID, 54 mg BID and 27 mg BID dose groups achieved statistically significant reductions from Baseline of 60.2% (p<0.0001), 53.4% (p<0.0001), and 47.9% (p<0.01), respectively, compared to a placebo reduction from Baseline of 16.9%1.

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

Phase 2a CANAL Clinical Trial

Prior to our Phase 2b CORAL trial, we conducted our Phase 2a CANAL trial. The Phase 2a CANAL trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, and tolerability of Haduvio for IPF-related chronic cough that we conducted at multiple sites in the United Kingdom. Patients were randomized into one of two treatment arms. The patients in the first treatment arm received escalating doses of Haduvio for three weeks, which was followed by a two-week washout period and then a three-week treatment period during which they received placebo. The patients in the second treatment arm received placebo during the first three-week treatment period, followed by a two-week washout period, then received escalating doses of Haduvio during the second three-week treatment period. During the active treatment periods, Haduvio was studied over a dosing range starting at 27 mg once daily and titrated in steps to 162 mg twice daily. The primary efficacy endpoint of the trial was mean percent change in daytime cough frequency for Haduvio treatment compared to placebo treatment. Secondary endpoints in the trial included assessments of fatigue, dyspnea or shortness of breath and cough frequency and severity.

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

Next Steps

Based on the results of these trials, and discussions with the FDA at our End-of-Phase 2 meeting, we expect to initiate our Phase 3 trials in the second quarter of 2026 and will include two Phase 3 trials. The Phase 3 trials will run in parallel, and we remain on track to initiate the first Phase 3 trial in the second quarter of 2026 and the second Phase 3 trial in the second half of 2026. The first of the two Phase 3 trials is planned to enroll approximately 300 patients and have 52 weeks of fixed dosing with nalbuphine ER 54 mg twice-a-day (BID), with the primary endpoint at 24 weeks of fixed dosing. The second Phase 3 trial is planned to enroll approximately 130 patients and have 12 weeks of fixed dosing with nalbuphine ER 54 mg BID. The primary efficacy endpoint for both trials will be the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for nalbuphine ER compared with placebo. These trial designs are subject to final review of the protocols by the FDA.

Non-IPF ILD-related Chronic Cough Program

Similar to IPF, non-IPF ILDs are characterized by fibrosis of lung tissue leading to a loss of lung function and reduced life expectancy. Many patients diagnosed with non-IPF ILD also suffer from a dry, non-productive chronic cough.

Approximately 228,000 adults in the U.S. and greater than 1 million adults worldwide are believed to have ILDs other than IPF. In addition, up to 50%-60% of non-IPF ILD patients are reported to suffer from uncontrolled chronic cough. There are no approved therapies for the treatment of non-IPF ILD-related chronic cough.

We plan to initiate an adaptive design Phase 2b clinical trial for the treatment of patients with non-IPF ILD-related chronic cough in the second half of 2026, subject to review of the protocol for the trial by the FDA.

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

Phase 2a RIVER Clinical Trial

In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio for the treatment of patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy and safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. Each treatment period lasted 21 days, separated by a 21-day washout period, and patients on Haduvio had their dose titrated from 27 mg once a day (QD) up to 108 mg twice a day (BID) across the 21-day dosing period. We conducted this trial at multiple sites in the United Kingdom and Canada. The primary endpoint of the study was a mean change in 24-hour cough frequency using an objective cough monitor in the overall population.

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

Next Steps

Based on these results, we plan to initiate a Phase 2b trial of Haduvio for the treatment of patients with RCC in the second quarter of 2026, which we are planning to conduct in the United Kingdom, Canada, and possibly other European countries. We expect the objectives for the trial will be to determine the doses to be evaluated in the Phase 3 clinical trial as well as to further characterize safety in this specific patient population. The trial is subject to final review of the protocol by regulatory authorities.

Other Haduvio Development Work

We have agreed to the remaining Phase 1 studies required for a submission of an NDA for IPF-related chronic cough. These include studies such as drug-drug interaction, hepatic, renal and food effect studies.

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

Drug-Drug Interaction Study

In October 2025, we completed our Phase 1 drug-drug interaction study to evaluate the co-administration of Haduvio with pirfenidone or nintedanib in healthy adult subjects. Pirfenidone and nintedanib are prescribed as anti-fibrotic therapies in a significant portion of patients with IPF. The results of the study concluded coadministration of Haduvio with pirfenidone and nintedanib showed no clinically meaningful pharmacokinetic findings for nalbuphine ER or either of the antifibrotics when given in combination. No dose adjustments for any of the drugs will be required if Haduvio is administered concomitantly with these agents.

Respiratory Safety

We are also conducting a Phase 1 respiratory function and safety study, which we refer to as TIDAL, in the U.K. and U.S. and we have screened and enrolled patients. TIDAL is a multi-center, open-label, in-clinic, fixed-sequence placebo to nalbuphine ER dose escalation study assessing overnight respiratory function and safety in patients with IPF. We expect to enroll approximately ten patients who will be in-clinic for ten days. The goal of the study is to assess the safety and tolerability of Haduvio as well as the effect on respiratory function and safety in subjects with IPF based on assessment of end tidal partial pressure of carbon dioxide by capnography (PetCO2), oxygen saturation (SpO2), and respiratory rate. The study is intended to better characterize the physiological effects of administering nalbuphine ER at the intended therapeutic doses on parameters of respiration important for patients with IPF. The safety review committee met to review data for the sentinel cohort of patients and concluded there were no safety signals and gave approval to complete enrollment. We expect to complete this study in mid-2026.

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

Chronic Cough in Patients with Idiopathic Pulmonary Fibrosis and Non-IPF Interstitial Lung Diseases

If Haduvio is approved for the treatment of chronic cough in patients with IPF and non-IPF ILD, we expect that it may compete with product candidates that may be developed for the treatment of chronic cough in patients with IPF or ILD. Development of BI 1839100, a TRPA1 antagonist by Boehringer Ingelheim for the treatment of IPF-related chronic cough and progressive pulmonary fibrosis, was terminated in September 2025. It is possible that product candidates currently in development for the treatment of fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and non-IPF ILD. We expect that Haduvio might also compete with other product candidates currently in development, for the treatment of patients with RCC that might be used off-label to treat IPF-related chronic cough.

RCC

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates in clinical development for the treatment of patients with RCC such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan, the United Kingdom, Switzerland, and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc.

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

License Agreements

Exclusive License Agreement with Keenova Therapeutics plc

In May 2011, we entered into an agreement with Keenova, for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Keenova to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

Under the license agreement, we paid Keenova a non-creditable, non-refundable upfront license fee. We may also become obligated to make milestone payments to Keenova of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, and $0.8 million, which would become due upon the marketing approval of a licensed product in the U.S., and to pay royalties based on net sales of the licensed products by us, our affiliates and sublicensees. In addition, we are obligated to pay Keenova a low-to-mid double-digit percentage of certain income we receive from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Under the agreement, we have granted Keenova a non-exclusive, royalty-free (except for pass-through payments to third parties), sublicensable license under our relevant patent rights, to use any improvement we make to Endo’s controlled release technology, for any product other than the products under which we are licensed by Endo.

Both we and Keenova have the right to terminate the agreement if the other party materially breaches the agreement and fails to cure the breach within specified cure periods. Keenova also has the right to terminate in the event we undergo specified bankruptcy, insolvency or liquidation events. We have the right to terminate the agreement at our convenience at any time on 180 days’ notice to Keenova. Additionally, if we or any of our sublicensees challenge the validity or enforceability of any licensed patent rights covering a licensed product, and that challenge is not terminated within a specified period, the agreement will immediately terminate and all licenses granted under the agreement shall be revoked.

Upon termination of the agreement, we must transfer to Keenova all regulatory filings and approvals relating to the development, manufacture or commercialization of the licensed products and all trademarks, other than our corporate trademarks, then being used in connection with the licensed products. If the agreement is terminated under certain specified circumstances, we will be deemed to have granted Keenova a perpetual, royalty-free (except for pass-through payments to third parties), worldwide, exclusive, sublicensable license, under any improvements we made to the licensed know-how, and any related patent rights we have, to manufacture and commercialize the licensed products.

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

We rely, and plan to continue to rely, on a single supplier, Par Health, which was spun off as an independent company after the merger between Mallinckrodt plc and Endo, Inc., for nalbuphine hydrochloride drug substance. We do not have agreements in place with Par Health that guarantee supply quantities or pricing. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

Commercial Operations

We have retained worldwide commercial rights for Haduvio. If Haduvio were to receive marketing approval from the FDA for IPF-related chronic cough or non-IPF ILD-related chronic cough, we would plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales force and target pulmonologists who specialize in treating IPF and non-IPF ILD patients, as well as ILD centers of excellence, as applicable. If Haduvio were to receive marketing approval from the FDA for RCC, we would plan to market and commercialize Haduvio in the U.S. with our own focused sales force and target pulmonologists and other specialists, such as allergists, who treat RCC patients who have failed other chronic cough therapies. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

As of December 31, 2025, we owned six U.S. patents, 22 foreign patents and multiple pending U.S. and foreign patent applications that include claims relating to methods of use of Haduvio, including a U.S. patent covering the use of Haduvio for the treatment of IPF-related chronic cough. The issued patents expire between 2032 and 2041 and the patent applications, if issued as patents, would expire between 2032 and 2045. In February 2025, we received a notice of allowance for a U.S. patent application with claims covering the use of Haduvio for the treatment of chronic cough in IPF in patients with hepatic impairment. The patent issuing from this application will expire in 2042.

In addition, we are party to an exclusive license agreement with Keenova under which we have licensed patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including Haduvio. As of December 31, 2025, the intellectual property in-licensed under this agreement included six U.S. patents and four foreign patents, which include granted European patent rights that have been validated in various European Union, or E.U., member states. The licensed patents from Keenova include claims relating to the formulation of Haduvio. These patents expire between 2026 and 2029.

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

In the U.S., drug products are regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or the post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.

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
•
satisfactory completion of any FDA audits of the nonclinical and clinical trial sites to assure compliance with cGCPs and the integrity of clinical data in support of the NDA;
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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act that required animal testing in support of an NDA. While animal testing may still be conducted, the FDA was authorized to rely on alternative nonclinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies.

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

In September 2025, the FDA issued final guidance with updated recommendations for cGCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in in evaluating the clinical benefit of a medical product.

In February 2026, the Commissioner of the FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. At this point, it is unclear how this new policy will be implemented by the FDA. Based on the guidance from the FDA at our End-of-Phase 2 meeting, we plan to conduct two pivotal Phase 3 clinical trials for IPF-related chronic cough but it is not clear how the FDA’s new policy will apply to any other indication for which we develop Haduvio and how, if at all, it will affect our clinical development programs.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The FDA has historically not enforced these reporting requirements due to the long delay of the Department of Health and Human Services, or HHS, in issuing final implementing regulations. With those regulations now in place, the FDA has issued, as of January 31, 2026, eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as an End-of-Phase 2 meeting, or EOP2 meeting. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the U.S. for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the U.S. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2026 is $4,682,003 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2026 is $442,213. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses.

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

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP and the integrity of the data submitted in support of the application. In 2022, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and nonclinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, change the standards for approval but each may help expedite the development or approval process governing product candidates.

Fast Track Designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, this designation enables a company to petition the FDA to initiate review of sections of an NDA before the application is complete, a process known as rolling review.

Breakthrough Therapy designation. To qualify for the Breakthrough Therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a Breakthrough Therapy product candidate receives intensive guidance on an efficient development program, involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

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

Regenerative Medicine Advanced Therapy designation. With the passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Commissioner’s National Priority Voucher Program. In June 2025, the FDA announced the creation of the “Commissioner’s National Priority Voucher, or CNPV, Program. Vouchers issued under this program can reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities.

Rare Disease Evidence Principles. In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles, or RDEP, is intended to allow sponsors to rely on a single-arm trial in support of approval of biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.

Accelerated approval. In addition to programs that allow for expedited review of applications, the FDA is authorized to approve new products through an accelerated approval pathway. Under this pathway, a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing studies or clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of all promotional materials.

In 2022, Congress directed the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, the FDA was authorized to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of Food and Drugs, or the Commissioner, or the Commissioner’s designee and a written appeal, among other things.

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

A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act, or DSCSA, became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.

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

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Several states have passed laws allowing for the importation of products from Canada. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their Section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.

For example, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS was directed to negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years. Drugs that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation but, with the passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, Congress extended this exemption to drugs with multiple orphan drug designations.

The IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023, with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies will occurred during 2025, and the negotiated prices for this second set of fifteen drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of fifteen drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most favored nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Nonclinical Studies

Nonclinical studies are performed to demonstrate the health or environmental safety of new chemical substances. Nonclinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in E.U. Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, nonclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for nonclinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the E.U. Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different E.U. Member States, the competent authorities in each of these E.U. Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion. As of January 31, 2025, all clinical trials in the E.U. (including those which are ongoing) are subject to the CTR.

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

In November 2020, the European Commission launched a review of the E.U.’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative measures was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory exclusivity protection. On December 11. 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of eleven years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

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

Review and Approval of Medical Products in the U.K.

The U.K.’s withdrawal from the E.U., commonly referred to as Brexit, took place on January 31, 2020. The E.U. and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of E.U. law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the E.U. On April 28, 2025, the Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed since the then existing requirements in the United Kingdom were based upon the now-repealed Clinical Trials Directive, which has been replaced by the CTR. Since the U.K. left the E.U. prior to the date on which the E.U. CTR took effect, the legal framework in the U.K. did not benefit from the same revisions as occurred at the E.U. level.

As of January 1, 2024, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. Following this decision, the European Commission adopted an adequacy decision for the E.U.-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the E.U.-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the E.U.-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the E.U.-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

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

Following the withdrawal of the United Kingdom from the E.U., the U.K. Data Protection Act applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The United Kingdom government has determined that it considers all EU member states and European Economic Area, or EEA, member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the E.U./EEA remain unaffected. Further, the European Commission decided in June 2021 that the level of data protection in the United Kingdom is “essentially adequate” for purposes of data transfer from the EU to the United Kingdom. On December 19, 2025, the European Commission renewed this decision until December 27, 2031. The United Kingdom and the U.S. have also agreed to a U.S.- U.K. “Data Bridge,” which functions similarly to the E.U.-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the United Kingdom to the United States.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 34 employees, with 21 employees engaged in research and development and the remaining 13 engaged in general management and administration, including finance and commercial. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We have incurred significant annual net losses every year since our inception. We expect to continue to incur significant and increasing net losses for at least the next several years. Our net losses were $42.8 million and $47.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $329.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our convertible preferred stock and convertible notes prior to our initial public offering, or IPO, proceeds from our IPO, sales of our common stock and warrants to purchase our common stock, and borrowings from term loans. We have devoted substantially all our financial resources and efforts to the clinical development of our product candidate Haduvio and related activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials of Haduvio, including our planned Phase 3 trials of Haduvio for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF interstitial lung disease, or non-IPF ILD, our planned Phase 2b clinical trial of Haduvio for the treatment of patients with refractory chronic cough, or RCC, and our planned Phase 1 NDA supportive studies;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize Haduvio or any future product candidate. Successful commercialization will require achievement of key milestones, including completing clinical trials of Haduvio or any future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for any such product from private insurance or government payors. For example, based on guidance from the FDA at an End-of-Phase 2 meeting in order to successfully commercialize Haduvio for the treatment of IPF-related chronic cough, we plan to complete two Phase 3 clinical trials prior to submitting an NDA and MAA to regulatory authorities to obtain marketing approval. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, develop a pipeline of product candidates or continue our operations.

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

Developing pharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2025 and 2024, we used net cash of $42.1 million and $38.3 million, respectively, in our operating activities, substantially all of which related to development activities for Haduvio. As of December 31, 2025, our cash, cash equivalents and marketable securities were $188.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop Haduvio, including as and if we:

•
conduct our planned Phase 3 trials and any additional trials of Haduvio for the treatment of IPF-related chronic cough;

•
conduct our planned adaptive design Phase 2b clinical trial and any additional trials of Haduvio for the treatment of non-IPF ILD-related chronic cough; and
•
conduct our planned Phase 2b clinical trial and any additional trials of Haduvio for the treatment of patients with RCC.

In addition, we may incur additional expenses:

•
if we determine to conduct additional clinical trials of Haduvio for other indications; and
•
if we acquire or in-license rights to or develop other potential product candidates or technologies and seek regulatory and marketing approvals for Haduvio or any future product candidate that successfully completes clinical trials.

In addition, if we obtain marketing approval for Haduvio or any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. For instance, we currently intend to commercialize Haduvio in the United States, ourselves by developing a focused, specialty sales, marketing and distribution organization. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed on acceptable terms or at all, we may be forced to delay, reduce or abandon our development programs or any future commercialization efforts.

We plan to use our existing cash, cash equivalents and marketable securities to fund the development of Haduvio and for working capital and other general corporate purposes. We will be required to expend significant funds to advance the development of Haduvio in multiple indications, as well as any future product candidates we may seek to develop. Our existing cash, cash equivalents and marketable securities will not be sufficient to complete development of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, in RCC, or for any other condition or of any future product candidate. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2028. We expect these resources will enable us to fund our planned Phase 3 trials of Haduvio for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our planned Phase 2b clinical trial of Haduvio for the treatment of RCC, and our planned Phase 1 NDA supportive studies. However, these resources will not be sufficient for us to fund Haduvio for any indication or any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our planned Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our planned Phase 2b clinical trial for the treatment of patients with RCC, and our planned Phase 1 NDA supportive studies as well as trials for any future product candidates;
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
•
our potential obligation to make milestone payments to Keenova Therapeutics plc, or Keenova, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the U.S., as well as our potential obligations to pay Keenova royalties on the net sales of the product;
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

We expect our expenses to increase substantially in connection with our planned operations, particularly if and as we:

•
conduct our planned Phase 3 trials of Haduvio for the treatment of IPF-related chronic cough;
•
conduct our planned adaptive design Phase 2b clinical trial and any additional trials of Haduvio for the treatment of non-IPF ILD-related chronic cough;
•
conduct our planned Phase 2b clinical trial and any additional trials of Haduvio for the treatment of patients with RCC;
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

Our most advanced program is for the development of Haduvio for the treatment of IPF-related chronic cough. As a result, if our efforts to develop and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC are unsuccessful or we experience significant delays in doing so, our business could also be substantially harmed.

The success of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC will depend on several factors, including the following:

•
initiating and successfully recruiting, enrolling and retaining patients in and completing additional clinical and nonclinical trials of Haduvio, including the additional clinical trials we plan to conduct for the treatment of chronic cough in patients with IPF, non-IPF ILD and RCC;
•
completing other Phase 1 NDA supportive clinical studies to support NDA submission;
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

We are currently focused on the development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC. Haduvio is an oral extended-release formulation of nalbuphine, the active drug ingredient in Haduvio. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa receptor agonist and a mu receptor antagonist, or KAMA, targeting opioid receptors that play a key role in controlling chronic cough. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the U.S. and Europe and is currently not commercially available in an oral dosage form. While we believe that nalbuphine’s dual mechanism of action, which targets both the central and peripheral nervous systems, makes Haduvio a promising potential therapy for the treatment of chronic cough and that Haduvio has the potential to be safe and well-tolerated, nalbuphine has not been approved in any indications other than pain and balanced anesthesia. No therapies have been approved for the treatment of chronic cough in patients with IPF or non-IPF ILD, and no therapies have been approved in the U.S. for the treatment of patients with RCC. Gefapixant has been approved in Japan, the United Kingdom, Switzerland, and the E.U. for the treatment of patients with RCC. We can provide no assurance that Haduvio or any other future product candidate that we may seek to develop for chronic cough indications will be effective or safe, obtain regulatory approval or be commercially successful.

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

Although the primary endpoint in our current and planned clinical trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC will be measured using an objective cough monitor, we have PRO instruments as secondary endpoints, including the key secondary endpoint. There is currently no validated PRO instrument that has been accepted for chronic cough indications.

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

In addition, Haduvio, as a mixed agonist antagonist, may be susceptible to side effects associated with drugs having either of those mechanisms of action. Kappa-opioid receptor agonists have been associated with poorly tolerated psychiatric side effects, such as feelings of emotional and mental discomfort or dysphoria and hallucinations, at high doses. While we believe that the mixed kappa-opioid receptor agonist and mu-opioid receptor antagonist mechanism of action of nalbuphine reduces the likelihood of such psychiatric side effects, we have observed mild psychiatric side effects, including a few reported cases of mild euphoria, somnolence and feeling relaxed or feeling “high,” in clinical trials of Haduvio to date. Mu-opioid receptor antagonists have the potential to precipitate withdrawal effects in patients who are currently on chronic doses of mu-agonist opiates. We cannot be certain that any of these side effects often associated with opioids, or other side effects, will not be observed or observed at more severe levels in the future or that the FDA will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. Such drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims.

In our Phase 2b CORAL trial of Haduvio for the treatment of IPF-related chronic cough, the most frequently reported treatment emergent adverse events associated with Haduvio were nausea, vomiting, constipation, dizziness, headache, fatigue, somnolence, and dry mouth. In our Phase 2a RIVER trial of Haduvio for the treatment of RCC, the most frequently reported treatment emergent adverse events associated with Haduvio were constipation, nausea, somnolence, headache, dizziness, and fatigue.

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

The outcome of preclinical studies and clinical trials may not be predictive of the success of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results. For instance, Haduvio or any future product candidate may fail to show the desired safety and efficacy in patients with chronic cough with IPF, non-IPF ILD, and RCC in future clinical trials despite demonstrating positive results in earlier clinical trials. The results of our Phase 2b CORAL trial for the treatment of IPF-related chronic cough or our Phase 2a RIVER trial for the treatment of RCC may not be predictive of the results of future trials of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC. Many pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of clinical development and we could face similar setbacks. Similarly, the design of a clinical trial can determine whether its results will support marketing approval of a product and adjustments in the design of a clinical trial may not be possible once the clinical trial has commenced.

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

We do not currently have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If Haduvio were to receive marketing approval from the FDA for IPF-related chronic cough or non-IPF ILD-related chronic cough, we would plan to market and commercialize Haduvio in the U.S. with our own focused, specialty sales force and target pulmonologists who specialize in treating IPF and non-IPF ILD patients, as well as ILD centers of excellence, as applicable. If Haduvio were to receive marketing approval from the FDA for RCC, we would plan to market and commercialize Haduvio in the U.S. with our own focused sales force and target pulmonologists and other specialists, such as allergists, who treat RCC patients who have failed other therapies for chronic cough. We also expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize Haduvio outside the U.S.

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

The development and commercialization of new products is highly competitive. We expect that we will face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to Haduvio or any future product candidate that we may seek to develop or commercialize. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer or more tolerable side effects or are more convenient or less costly than Haduvio or any future product candidate we may develop, which could render any product candidates obsolete and noncompetitive. Our competitors also may obtain FDA or other marketing approval for their products before we are able to obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the applicable market.

If Haduvio is approved for the treatment of chronic cough in patients with IPF and non-IPF ILD, we expect that it may compete with product candidates that may be developed for the treatment of chronic cough in patients with IPF or ILD. Development of BI 1839100, a TRPA1 antagonist by Boehringer Ingelheim for the treatment of IPF-related chronic cough and progressive pulmonary fibrosis, was terminated in September 2025. It is possible that product candidates currently in development for the treatment of fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and non-IPF ILD. We expect that Haduvio might also compete with other product candidates currently in development, for the treatment of patients with RCC that might be used off-label to treat IPF-related chronic cough.

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates in clinical development for the treatment of patients with RCC such as camlipixant, a P2X3 antagonist, which is being developed by GSK plc. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan, the United Kingdom, Switzerland, and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc.

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

We rely, and plan to continue to rely, on a single supplier, Par Health, which was spun off as an independent company after the merger between Mallinckrodt plc and Endo, Inc., for nalbuphine hydrochloride drug substance. We do not have agreements in place with Par Health that guarantee supply quantities or pricing. Any significant delay in acquisition, increase in cost or decrease in availability of nalbuphine hydrochloride drug substance could considerably delay the manufacture of Haduvio, which could adversely impact the timing of our current and planned clinical trials and potential regulatory approval and commercialization of Haduvio. Although we are evaluating alternate sources of supply that could satisfy our clinical and commercial requirements for nalbuphine drug substance, we have not qualified any alternate sources and cannot assure you that we would be able to establish relationships with any such sources in a timely fashion, on commercially reasonable terms or at all.

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

We are party to an exclusive license agreement with Keenova under which we have licensed certain patent rights and know-how to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio. We may in the future seek additional licenses from others to develop and commercialize additional product candidates or technologies. These licenses may not provide exclusive rights to use the relevant intellectual property in all desired fields of use and in all territories in which we may wish to develop or commercialize product candidates in the future. It is also possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all.

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

In addition to the protection afforded by patents, we also rely on trade secret protection for certain aspects of our intellectual property. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third-party or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Amgen Inc. v. Sanofi, the U.S. Supreme Court held that claims with functional language may pose high hurdles in fulfilling the enablement requirement. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to enforce our patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, recent decisions, including by the U.S. Court of Appeals for the Federal Circuit, raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If the FDA does not conclude that Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC, or any other development program satisfies the requirements under Section 505(b)(2) of the FDCA or if the requirements for such programs are not as we expect, the approval pathway for these programs will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated and in any case may not be successful.

We intend to pursue FDA approval of Haduvio for the treatment of IPF-related chronic cough under the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the sponsor and for which the sponsor has not received a right of reference, which could expedite the development program for Haduvio by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that Haduvio is a reformulation of an existing drug and, therefore, its active moiety will not be treated as a new chemical entity, or NCE, the submission of an NDA under the Section 505(b)(2) regulatory pathway does not preclude the FDA from determining that Haduvio contains an active moiety that is an NCE and, therefore, is not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) or similar regulatory pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Haduvio for the treatment of IPF-related chronic cough and any future product candidates and complications and risks associated with these product candidates, would likely increase significantly. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our potential future NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay or even prevent the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway for our product candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under the Section 505(b)(2) pathway, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Even if we complete the necessary nonclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of Haduvio or any future product candidate on a timely basis or at all. As a result, we cannot predict when or if and in which territories, we will obtain marketing approval to commercialize a product candidate.

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

At the same time, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the E.U./European Economic Area (“EEA”) member states for approvals in the E.U. centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the E.U. pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the E.U. Member States, the Council of the European Union adopted its position on the proposed overhaul of the E.U. general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of eleven years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

We may be eligible for Fast Track designation, Priority Review or Breakthrough Therapy status for specific indications for the product candidates we may develop. If a product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address unmet medical needs for this disease or condition, the product candidate sponsor may apply for FDA Fast Track designation. If a product candidate offers major advances in treatment, the product candidate sponsor may apply for FDA Priority Review status. Additionally, a product candidate may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. If we receive Fast Track designation or a different designation, such as Priority Review or Breakthrough Therapy status, for a product candidate of ours in the future, it may not result in our experiencing a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that the product candidate will be approved by the FDA.

In addition, in June 2025, the FDA announced the creation of the “Commissioner’s National Priority Voucher, or CNPV Program. Vouchers issued under this program can reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, even if we were to avail ourselves of this new program, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. While we have conducted, or may in the future conduct, clinical trials to evaluate the use of Haduvio to treat conditions other than chronic cough in patients with IPF, non-IPF ILD and RCC, Haduvio cannot be promoted for uses other than uses approved in the labeling by the FDA, EMA, MHRA or other applicable regulatory authorities. Physicians may nevertheless prescribe Haduvio off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Haduvio for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as FDA acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among E.U. Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit E.U. Member States to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States will continue to be responsible for assessing nonclinical (e.g., economic, social and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their Section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023, with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

More recently, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

As of December 31, 2025, we had 34 employees. We may experience growth in the number of our employees and the scope of our operations. For example, if any product candidate appears likely to receive marketing approval, we expect to significantly expand our sales, marketing and distribution capabilities to support the potential commercialization of the product candidate. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, retain key employees or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any significant growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of Haduvio for additional indications or the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may be unable to implement our business strategy, including the successful commercialization of any product candidate.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact on our business, financial condition and results of operations.

In the spring of 2025, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025 and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April reciprocal tariffs announcement, several countries have also reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The deal with the European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the United States and are used in pharmaceutical applications and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15%. Finally, an agreement with Taiwan concluded on January 15, 2026, eliminates tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.

The reciprocal tariffs were imposed by Trump pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs as of 12:01 am on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, absent an extension by Congress, these tariffs will expire 150 days later on July 24, 2026. For those countries that have concluded trade deals with the United States, the tariff rates agreed to – including with regard to pharmaceuticals and pharmaceutical ingredients - have now reverted to 10% until July 24, 2026.

Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Trump Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.

Neither the U.S. Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the U.S. Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty.

Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the 2023 Shelf Registration Statement, which allowed us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2023 Shelf Registration Statement was declared effective on August 15, 2023. In June 2023, we entered into a new at-the-market sales agreement, or the ATM Sales Agreement, with Leerink Partners LLC (formerly SVB Securities LLC) and filed a prospectus under our 2023 Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the ATM Sales Agreement. In accordance with the terms of the ATM Sales Agreement, the sales agreement we had entered into with SVB Securities LLC in 2020 terminated upon effectiveness of the 2023 Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under such prior sales agreement. From time to time, we may offer and sell under the ATM Sales Agreement common stock registered under the 2023 Shelf Registration Statement pursuant to one or more “at-the-market” offerings. The extent to which we utilize the ATM Sales Agreement as a source of funding depends on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

In November 2025, we filed an automatic universal shelf registration statement on Form S-3, or the 2025 Shelf Registration Statement, with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits us to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace our prior universal shelf registration statement. Concurrently with the filing of the 2025 Shelf Registration Statement, we filed a new prospectus supplement pursuant to which shares of our common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the twelve months ended December 31, 2025.

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

Similarly, on October 18, 2021, we issued to New Enterprise Associates 16, L.P., or NEA, in a private placement, 1,851,852 shares of our common stock and accompanying warrants to purchase an aggregate of 3,703,704 shares of our common stock. As of March 12, 2026, warrants issued to NEA to purchase 1,851,852 shares of common stock remained outstanding.

Similarly, on April 11, 2022, we issued to several purchasers in a private placement, or the April 2022 Private Placement, (i) an aggregate of 4,580,526 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 24,379,673 shares of our common stock. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser's for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the 2022 Private Placement Beneficial Ownership Limitations. As of March 12, 2026, pre-funded warrants that we issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remained outstanding.

Similarly, on September 27, 2022, we issued and sold an aggregate of 14,252,670 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock, in a public offering, or the September 2022 Offering. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a purchaser will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by such purchaser (together with its affiliates, any other persons acting as a group together with such purchaser or any of such purchaser’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with such purchaser’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at such purchaser’s election upon 61 days’ notice to us subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%. We refer to such percentage limitations as the September 2022 Offering Beneficial Ownership Limitations. As of March 12, 2026, pre-funded warrants that we issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remained outstanding.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the 2025 Shelf Registration Statement, whether pursuant to the ATM Sales Agreement or otherwise, by the private placement investors or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

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

As part of our October 2021 private placements, we issued to NEA warrants to purchase an aggregate of 3,703,704 shares of our common stock at an exercise price of $1.37 per share. Of the common stock warrants issued to NEA, warrants to purchase an aggregate of 1,851,852 shares of our common stock would have expired on April 18, 2025 and warrants to purchase an aggregate of 1,851,852 shares of our common stock will expire on October 18, 2028. On April 17, 2025, NEA exercised all of the warrants that would have expired on April 18, 2025. None of the accompanying common stock warrants issued to NEA in the private placement that expire on October 18, 2028 have been exercised. We issued pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of our common stock to the purchasers in the April 2022 Private Placement, of which pre-funded warrants to purchase 12,531,332 shares of common stock remained outstanding as of March 12, 2026. Finally, we issued pre-funded warrants to purchase up to an aggregate of 14,247,330 shares of our common stock at an exercise price of $0.001 per share to certain purchasers in the September 2022 Offering, of which pre-funded warrants to purchase 4,717,616 shares of common stock remained outstanding as of March 12, 2026.

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

Our executive officers and directors and their respective affiliates, beneficially own, in the aggregate, shares representing approximately 15.3% of our common stock as of March 12, 2026. As a result, our executive officers and directors and their affiliates acting together may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or SOX, and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to SOX Section 404, or SOX 404(b), we are required to furnish annual reports by our management on our internal control over financial reporting. However, until such time as we are no longer a “smaller reporting company” with less than $100 million in annual revenue and subsequently qualify as an accelerated filer or a large accelerated filer, we will continue to not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective. If we are unable to comply with the requirements of SOX 404(b) in a timely manner or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the trading price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2025, we had federal and state net operating loss carryforwards of $238.3 million and federal research and development tax credit carryforwards of $8.5 million, which if not utilized generally will begin to expire in 2031 and 2032, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change net operating loss and research and development tax credit carryforwards to offset future taxable income. We previously completed a Section 382 analysis, and due to multiple historical ownership changes, all of our net operating loss carryforwards as of December 31, 2022, and research and development tax credits were subject to limitation. If a further ownership change occurs, our ability to use our tax attributes might be further limited. In addition to potential Sections 382 and 383 limitations, there are other factors that might limit the availability of our tax attributes. For example, we have not conducted a detailed research and development tax credit analysis to document whether our historical business activities qualify to support our research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Stockholders

As of March 12, 2026, there were approximately 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, non-IPF interstitial lung disease, or non-IPF ILD, and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa receptor agonist and a mu receptor antagonist (“KAMA”), targeting opioid receptors that play a key role in controlling chronic cough. The kappa- and mu-opioid receptors are known to be critical mediators of cough. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Agency and in most of Europe.

IPF-related chronic cough Program. We are developing Haduvio for the treatment of IPF-related chronic cough, which is a progressive fibrosing interstitial lung disease associated with high mortality rates.

In June 2025, we announced positive topline results from our Phase 2b CORAL trial, which was a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for IPF-related chronic cough. The Phase 2b CORAL trial was a randomized, double-blind, placebo-controlled, parallel-arm design that evaluated three different dose groups of Haduvio (108 mg BID, 54 mg BID and 27 mg BID) as compared to placebo. The primary efficacy endpoint for the trial was the relative change in 24-hour cough frequency (coughs per hour) for the modified intent-to-treat, or mITT, population at the end of Week 6 versus Baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The mITT population consists of all randomized patients who received at least one dose of study drug or placebo (n=165). The primary efficacy endpoint in the Phase 2b CORAL trial was achieved, demonstrating statistically significant reductions in 24-hour cough frequency across all dose groups at Week 6. The 108 mg BID, 54 mg BID and 27 mg BID dose groups achieved statistically significant reductions from Baseline of 60.2% (p<0.0001), 53.4% (p<0.0001), and 47.9% (p<0.01), respectively, compared to a placebo reduction from Baseline of 16.9%.

We have completed an End-of-Phase 2 meeting with the FDA. At the meeting, we gained overall alignment on the plan for the remaining clinical studies to potentially support an NDA submission for nalbuphine ER, including two pivotal Phase 3 clinical trials and agreement on the remaining Phase 1 clinical studies. The Phase 3 trials will run in parallel, and we remain on track to initiate the first Phase 3 trial in the second quarter of 2026 and the second Phase 3 trial in the second half of 2026. The first of the two Phase 3 trials is planned to enroll approximately 300 patients and have 52 weeks of fixed dosing with nalbuphine ER 54 mg twice-a-day (BID), with the primary endpoint at 24 weeks of fixed dosing. The second Phase 3 trial is planned to enroll approximately 130 patients and have 12 weeks of fixed dosing with nalbuphine ER 54 mg BID. The primary efficacy endpoint for both trials will be the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for nalbuphine ER compared with placebo. These trial designs are subject to final review of the protocols by the FDA.

Non-IPF ILD-related Chronic Cough Program. We also plan to develop Haduvio for the treatment of non-IPF ILD-related chronic cough. We plan to initiate an adaptive design Phase 2b clinical trial for the treatment of patients with non-IPF ILD-related chronic cough in the second half of 2026, subject to review of the protocol for the trial by the FDA.

RCC Program. We are developing Haduvio for the treatment of RCC, which affects approximately 2-3 million adults in the U.S. and is related to biological changes in the central and peripheral nervous systems that lower the threshold of the cough reflex. It is highly disruptive and accompanied by a wide range of complications, ranging from urinary incontinence in females to sleep disruption and social embarrassment that causes significant social and economic burden for patients and those around them.

In March 2025, we announced positive topline data from our Phase 2a clinical trial of Haduvio for the treatment of patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population. In the trial, Haduvio met the primary endpoint at Day 21 with a statistically significant reduction in the objective 24-hour cough frequency of 67% from Baseline and 57% from Baseline on a placebo-adjusted basis (p<0.0001). Planned analyses of all pre-specified secondary endpoints, including patient reported endpoints, at the end of treatment were also statistically significant. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We expect to initiate a Phase 2b trial of Haduvio for the treatment of patients with RCC in the second quarter of 2026, which we are planning to conduct in the United Kingdom, Canada, and possibly other European countries. The trial is subject to final review of the protocol by regulatory authorities.

Other NDA Supportive Studies. We also plan to continue to progress and advance NDA supportive studies necessary for regulatory approval, including Phase 1 clinical studies such as completing our respiratory safety study, and conducting drug-drug interaction, food effect, and hepatic and renal impairment studies.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2025, we had an accumulated deficit of $329.8 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $188.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our planned Phase 3 trials for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our planned Phase 2b clinical trial of Haduvio for the treatment of patients with RCC, and any supportive studies necessary for regulatory approval.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$33,478	$39,377	$(5,899)
General and administrative	15,850	12,147	3,703
Total operating expenses	49,328	51,524	(2,196)
Loss from operations	(49,328)	(51,524)	2,196
Other income (expense):
Interest income, net	6,536	3,602	2,934
Other expense, net	(31)	(15)	(16)
Interest expense	—	(4)	4
Total other income, net	6,505	3,583	2,922
Loss before income taxes	(42,823)	(47,941)	5,118
Income tax benefit	(64)	(30)	(34)
Net loss	$(42,759)	$(47,911)	$5,152

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
Clinical development expenses	$22,940	$31,675	$(8,735)
Personnel and related expenses	7,777	5,698	2,079
Stock-based compensation expenses	2,241	1,443	798
Other research and development expenses	520	561	(41)
Total research and development expenses	$33,478	$39,377	$(5,899)

Research and development expenses for the year ended December 31, 2025 decreased to $33.5 million from $39.4 million for the corresponding period in 2024, primarily due to decreased clinical development expenses for our HAP study, our Phase 2a RIVER trial, and our Phase 2b CORAL trial, all of which were actively enrolling patients in the prior year period, partially offset by increased costs incurred associated with our recently completed Phase 1 drug-drug interaction study. This overall decrease was partially offset by an increase in personnel related expenses due to increased headcount along with a corresponding increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 increased to $15.9 million from $12.1 million for the corresponding period in 2024, primarily due to an increase in outside services and professional fees, personnel related expenses and stock-based compensation. The increased outside services and professional fees were primarily due to increased costs as we continue to prepare for compliance with SOX 404(b). The increased personnel related expenses and stock-based compensation were primarily due to severance costs along with increased headcount.

Other Income, Net

Other income, net for the year ended December 31, 2025 was $6.5 million compared to other income, net of $3.6 million for the corresponding period in 2024. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the 2023 Shelf Registration Statement, which allowed us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2023 Shelf Registration Statement was declared effective on August 15, 2023. Further, in June 2023, we entered into a new sales agreement with Leerink Partners, LLC (formerly SVB Securities LLC), which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We filed a prospectus under the 2023 Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the ATM Sales Agreement. In accordance with the terms of the ATM Sales Agreement, the sales agreement we had entered into with SVB Securities LLC in 2020 terminated upon effectiveness of the 2023 Shelf Registration Statement, at which point we were no longer able to issue and sell shares of our common stock under such prior sales agreement.

In November 2025, we filed an automatic universal shelf registration statement on Form S-3, or the 2025 Shelf Registration Statement, with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits us to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace our prior universal shelf registration statement. Concurrently with the filing of the 2025 Shelf Registration Statement, we filed a new prospectus supplement pursuant to which shares of our common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the twelve months ended December 31, 2025.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(42,089)	$(38,256)	$(3,833)
Net cash used in investing activities	(94,107)	(21,528)	(72,579)
Net cash provided by financing activities	121,013	61,484	59,529
Net (decrease) increase in cash and cash equivalents	$(15,183)	$1,700	$(16,883)

Operating Activities

During the year ended December 31, 2025, operating activities used $42.1 million of net cash, resulting from our net loss of $42.8 million and changes in our operating assets and liabilities of $3.5 million partially offset by net non-cash charges of $4.2 million. Changes in our operating assets and liabilities for the year ended December 31, 2025 consisted primarily of a $1.5 million increase in prepaid expenses and other current assets, a $1.4 million decrease in accrued expenses and other liabilities and a $0.6 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in accrued interest and dividends receivable from our higher invested cash equivalent and marketable securities balances, as well as an increase in deposits related to our clinical trial work performed by our CROs. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accruals for clinical development and clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $5.2 million, and a $0.4 million change in value of our operating lease right-of-use assets and liabilities, which were partially offset by $1.6 million of accretion of our available-for-sale marketable securities.

During the year ended December 31, 2024, operating activities used $38.3 million of net cash, resulting from our net loss of $47.9 million partially offset by changes in our operating assets and liabilities of $6.8 million and net non-cash charges of $2.8 million. Changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of a $2.7 million decrease in prepaid expenses and other current assets, a $2.6 million increase in accrued expenses and other liabilities and a $1.6 million increase in accounts payable. The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepayments related to our clinical trial work performed by our CROs. The increase in accrued expenses and other liabilities was primarily due to an increase in accruals for clinical development and clinical trial work performed by our CROs. The increase in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $3.6 million, a $0.5 million change in value of our operating lease right-of-use assets, which were partially offset by $1.4 million of accretion of our available-for-sale marketable securities.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $94.1 million, primarily related to $170.7 million of purchases of available-for-sale marketable securities partially offset by $76.6 million of proceeds from maturities of available-for-sale marketable securities.

During the year ended December 31, 2024, net cash used in investing activities was $21.5 million, consisting of $98.5 million of purchases of available-for-sale marketable securities, partially offset by $77.0 million of proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $121.0 million, primarily consisting of cash proceeds of $108.2 million, net of commissions from sales of our common stock in our June 2025 Offering, $10.8 million from the exercise of warrants, $2.1 million from the exercise of stock options and $0.7 million from the disgorgement of short swing profits from a beneficial owner of our common stock, partially offset by $0.8 million in payments of offering costs related to the June 2025 and December 2024 Offerings.

During the year ended December 31, 2024, net cash provided by financing activities was $61.5 million, consisting of cash proceeds of $47.0 million, net of commissions from sales of our common stock in our December 2024 Offering, cash proceeds of $14.1 million, net of commissions from sales of our common stock under the ATM Sales Agreement, $0.4 million of cash proceeds from the exercise of stock options.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
our planned Phase 3 trials and any additional trials of Haduvio for the treatment of IPF-related chronic cough;
•
our planned adaptive design Phase 2b clinical trial and any additional trials of Haduvio for the treatment of non-IPF ILD-related chronic cough;
•
our planned Phase 2b clinical trial and any additional trials of Haduvio for the treatment of patients with RCC;
•
our planned Phase 1 NDA supportive studies.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our planned Phase 3 trials of Haduvio for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our planned Phase 2b clinical trial for the treatment of RCC, and our planned Phase 1 NDA supportive studies, as well as trials for any future product candidates and the costs of seeking regulatory approvals;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;
•
the costs of commercialization activities for Haduvio for the treatment of IPF-related chronic cough, non-IPF ILD and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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
•
our potential obligation to make milestone payments to Keenova Therapeutics plc, or Keenova, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate and the marketing approval of a licensed product in the U.S., as well as our potential obligations to pay Keenova royalties on the net sales of the product;
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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2028. We expect these resources will enable us to fund our planned Phase 3 trials of Haduvio for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial in non-IPF ILD-related chronic cough, our planned Phase 2b clinical trial in RCC, and our planned Phase 1 NDA supportive studies. However, these resources will not be sufficient for us to fund Haduvio for any indication or any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources to complete the clinical development and commercialization of Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD or RCC or any other indication. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Any debt financing that we seek or additional equity that we raise may contain terms that could adversely affect our common stockholders.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.4

Form of 3.5-Year Common Stock Warrant dated October 18, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on October 19, 2021)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on April 7, 2022)
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on September 23, 2022)
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

10.11+	Offer Letter, dated as of December 1, 2025, by and between the Registrant and David Hastings
10.12+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230745) filed with the SEC on April 5, 2019)

10.13

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

10.19

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

10.21

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

TREVI THERAPEUTICS, INC.

Date: March 17, 2026	By:	/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer L. Good	President and Chief Executive Officer, Director	March 17, 2026
Jennifer L. Good	(Principal Executive Officer)

/s/ David C. Hastings	Chief Financial Officer	March 17, 2026
David C. Hastings	(Principal Financial Officer)

/s/ Christopher Galletta	Controller	March 17, 2026
Christopher Galletta	(Principal Accounting Officer)

/s/ David Meeker, M.D.	Chairman of the Board	March 17, 2026
David Meeker, M.D.
/s/ Dominick Colangelo	Director	March 17, 2026
Dominick Colangelo

/s/ Michael Heffernan	Director	March 17, 2026
Michael Heffernan

/s/ Edward Mathers	Director	March 17, 2026
Edward Mathers

/s/ Anne VanLent	Director	March 17, 2026
Anne VanLent

Trevi Therapeutics, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trevi Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevi Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended, December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Research and Development Expenses – Contract research organizations costs
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses include work performed by third party contract research organizations (“CROs”). These expenses are estimated based on the level of services performed, progress of the studies, including the phase or completion of events and contracted costs.

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
How We Addressed the Matter in Our Audit

To test the CRO costs, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions made by management. To test management inputs, we inspected a sample of the Company's contracts with third-party CROs to evaluate financial and other contractual terms, corroborated the progress and timelines of a sample of clinical trials with the Company’s internal personnel that oversee these activities, and obtained confirmation directly from CROs which included estimates of clinical trial costs incurred to date. We also examined, on a sample basis, invoices received from CROs through December 31, 2025 and invoices received from and cash disbursements made to CROs subsequent to December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 17, 2026

Trevi Therapeutics, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,914	$34,097
Marketable securities	169,346	73,525
Prepaid expenses	1,263	939
Other current assets	2,133	867
Total current assets	191,656	109,428
Operating lease right-of-use assets	677	915
Property, equipment and leasehold improvements, net	178	157
Other non-current assets	928	243
Finance lease right-of-use assets	—	157
Total assets	$193,439	$110,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,911	$3,414
Accrued expenses	5,531	6,810
Operating lease liabilities	307	254
Finance lease liabilities	—	31
Total current liabilities	9,749	10,509
Operating lease liabilities	446	747
Total liabilities	10,195	11,256
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued or outstanding at December 31, 2025 and December 31, 2024.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; and 128,306,056 and 93,602,631 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	128	94
Additional paid-in capital	512,772	386,534
Accumulated other comprehensive income	148	61
Accumulated deficit	(329,804)	(287,045)
Total stockholders’ equity	183,244	99,644
Total liabilities and stockholders’ equity	$193,439	$110,900

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$33,478	$39,377
General and administrative	15,850	12,147
Total operating expenses	49,328	51,524
Loss from operations	(49,328)	(51,524)
Other income (expense):
Interest income, net	6,536	3,602
Other expense, net	(31)	(15)
Interest expense	—	(4)
Total other income, net	6,505	3,583
Loss before income taxes	(42,823)	(47,941)
Income tax benefit	(64)	(30)
Net loss	$(42,759)	$(47,911)
Basic and diluted net loss per common share outstanding	$(0.32)	$(0.47)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	134,747,198	101,971,873

Net loss	$(42,759)	$(47,911)
Other comprehensive income:
Net unrealized gains on available-for-sale marketable securities	87	90
Comprehensive loss	$(42,672)	$(47,821)

See accompanying notes.

Trevi Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	68,283,699	$68	$321,642	$(29)	$(239,134)	82,547
Stock-based compensation	—	—	3,588	—	—	3,588
Issuance of common stock from exercise of stock options	262,009	—	394	—	—	394
Issuance of common stock from Employee Stock Purchase Plan	45,483	—	70	—	—	70
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	4,498,065	5	14,094	—	—	14,099
Issuance of common stock from pre-funded warrant exercise	8,013,375	8	(8)	—	—	—
Issuance of common stock under offering, less issuance costs	12,500,000	13	46,754	—	—	46,767
Unrealized gains on available-for-sale marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(47,911)	(47,911)
Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	5,185	—	—	5,185
Issuance of common stock from exercise of stock options	851,567	—	2,079	—	—	2,079
Issuance of common stock from Employee Stock Purchase Plan	28,131	—	118	—	—	118
Issuance of common stock from warrant exercise	7,851,852	8	10,749	—	—	10,757
Issuance of common stock from pre-funded warrant exercise	5,961,875	6	(6)	—	—	—
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,388	—	—	107,408
Unrealized gains on available-for-sale marketable securities	—	—	—	87	—	87
Proceeds from disgorgement of beneficial owner's short-swing profits	—	—	725	—	—	725
Net loss	—	—	—	—	(42,759)	(42,759)
Balance at December 31, 2025	128,306,056	$128	$512,772	$148	$(329,804)	$183,244

See accompanying notes.

F-6

Trevi Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(42,759)	$(47,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,185	3,588
Operating lease right-of-use assets	437	460
Depreciation and amortization	144	147
Accretion of available-for-sale marketable securities, net	(1,638)	(1,367)
Write off of deferred offering costs	26	—
Loss on disposal of property, equipment and leasehold improvements	7	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,478)	2,659
Accrued expenses and other liabilities	(1,415)	2,563
Accounts payable	(598)	1,605
Net cash used in operating activities	(42,089)	(38,256)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	76,567	76,970
Purchases of available-for-sale marketable securities	(170,662)	(98,463)
Purchases of property, equipment and leasehold improvements	(12)	(35)
Net cash used in investing activities	(94,107)	(21,528)
Financing activities:
Proceeds from offering, net of commissions	108,154	47,000
Proceeds from exercises of warrants	10,757	—
Proceeds from exercises of stock options	2,079	394
Proceeds from disgorgement of beneficial owner's short-swing profits	725	—
Proceeds from employee stock purchase plan	118	70
Payments of offering costs	(809)	—
Payments of finance lease	(11)	(126)
Proceeds from at-the-market sales, net of commissions	—	14,146
Net cash provided by financing activities	121,013	61,484
Net (decrease) increase in cash and cash equivalents	(15,183)	1,700
Cash and cash equivalents at beginning of period	34,097	32,397
Cash and cash equivalents at end of period	$18,914	$34,097
Supplemental disclosure of cash flow information:
Interest paid	$—	$(4)
State research tax credits exchanged for cash	$33	$32
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$—	$233

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

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa receptor agonist and a mu receptor antagonist (“KAMA”), targeting opioid receptors that play a key role in controlling chronic cough. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the United States (“U.S.”) and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Agency and in most of Europe.

The Company’s Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company financed its operations prior to its initial public offering (“IPO”) primarily through private placements of its redeemable convertible preferred stock and convertible notes, and has financed its operations since becoming a public company primarily through borrowings under its prior term loan facilities, proceeds from its IPO and concurrent private placement completed in May 2019, sales of its common stock pursuant to the at-the-market Sales Agreements (Note 8) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”) and Leerink Partners LLC, proceeds from private placements completed in October 2021 and April 2022 (Note 8), proceeds from the exercise of warrants, and proceeds from registered offerings completed in October 2022, December 2024 and June 2025 (Note 8). The Company has incurred recurring losses since inception, including net losses of $42.8 million and $47.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $188.3 million compared to $107.6 million of cash, cash equivalents and marketable securities as of December 31, 2024. The Company had incurred losses and negative cash flows from operations and had an accumulated deficit of $329.8 million as of December 31, 2025. The Company expects to continue to incur losses for the foreseeable future. As of March 17, 2026, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash, cash equivalents and marketable securities as of December 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for 12 months from the date of issuance of these Consolidated Financial Statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to December 31, 2025 for potential recognition or disclosure in the Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2025.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should the planned equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to general and administrative expenses. The deferred offering costs are included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

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

The Company applies the provisions of ASC 740, Income Taxes(“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through December 31, 2025 and December 31, 2024. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted this accounting standard, on a prospective basis, for the fiscal year beginning on January 1, 2025 and it has resulted in incremental disclosures within the footnotes to the Company’s consolidated financial statements.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	December 31, 2025
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,572	$100	—	$62,672
Commercial paper	46,773	14	(4)	46,783
Corporate bonds	41,991	17	(3)	42,005
Asset backed securities	13,558	17	—	13,575
U.S. government agency securities	4,304	7	—	4,311
Total marketable securities	$169,198	$155	$(7)	$169,346

	December 31, 2024
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$22,838	$25	$(12)	$22,851
Corporate bonds	18,921	20	—	18,941
Commercial paper	12,999	3	(2)	13,000
U.S. government agency securities	11,402	21	—	11,423
Asset backed securities	7,304	6	—	7,310
Total marketable securities	$73,464	$75	$(14)	$73,525

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$110,769	$110,863
One year through three years	58,429	58,483
Total	$169,198	$169,346

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$55,323	$55,386
One year through two years	18,141	18,139
Total	$73,464	$73,525

During the years ended December 31, 2025 and 2024, there were no realized gains or losses on available-for-sale marketable securities.

As of the years ended December 31, 2025 and 2024, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any such losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of December 31, 2025 and 2024, accrued interest receivables on the Company’s available-for-sale marketable securities were $986 and $532, respectively, and were included within Other current assets as presented on its Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash equivalents	Money market funds	$17,926	$—	$—	$17,926
Marketable securities	U.S. treasury securities	—	62,672	—	62,672
Marketable securities	Commercial paper	—	46,783	—	46,783
Marketable securities	Corporate bonds	—	42,005	—	42,005
Marketable securities	Asset backed securities	—	13,575	—	13,575
Marketable securities	U.S. government agency securities	—	4,311	—	4,311
Total assets		$17,926	$169,346	$—	$187,272

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash equivalents	Money market funds	$28,605	$—	$—	$28,605
Marketable securities	U.S. treasury securities	—	22,851	—	22,851
Marketable securities	Corporate bonds	—	18,941	—	18,941
Marketable securities	Commercial paper	—	13,000	—	13,000
Marketable securities	U.S. government agency securities	—	11,423	—	11,423
Marketable securities	Asset backed securities	—	7,310	—	7,310
Cash equivalents	Commercial paper	—	4,479	—	4,479
Total assets		$28,605	$78,004	$—	$106,609

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

The following table presents the Company’s lease-related assets and liabilities as presented on its Consolidated Balance Sheets:

		December 31,
	Classification on the Consolidated Balance Sheet	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$677	$915
Finance lease assets	Finance lease right-of-use assets	—	157
Total lease assets		$677	$1,072
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current portion	$307	$254
Finance lease liabilities	Finance lease liabilities, current portion	—	31
Non-current
Operating lease liabilities	Operating lease liabilities, non-current portion	446	747
Total lease liabilities		$753	$1,032

The following table presents information related to the Company’s lease expense for the periods shown:

	Year Ended December 31,
	2025	2024
Operating lease expense	$342	$341
Finance lease expense	12	48
Total lease expense	$354	$389

Future minimum lease payments from December 31, 2025 until the expiration of the leases are as follows:

Operating Leases
2026	$371
2027	380
2028	95
2029	—
Total minimum lease payments	846
Less: Amount of lease payments representing interest	(93)
Present value of future minimum lease payments	$753

The following table presents certain information related to the lease terms and discount rates for the Company’s leases:

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	2.2 years	3.3 years
Finance leases	—	0.3 years

Weighted average discount rate:
Operating leases	10.92%	11.00%
Finance leases	—	4.37%

The following table presents supplemental cash flow information related to the Company’s leases for the periods shown:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows relating to operating leases	$351	$303
Finance lease payments	$11	$126
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9	$—

6.
Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements, net consist of the following:

	December 31,
	2025	2024
Computer, website development and office equipment	$309	$308
Furniture and fixtures	198	41
Leasehold improvements	29	29
Construction in progress	1	7
	537	385
Less: Accumulated depreciation and amortization	(359)	(228)
Total property, equipment and leasehold improvements, net	$178	$157

Depreciation was $132 and $94 for the years ended December 31, 2025 and 2024, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
Accrued compensation and benefits	$2,746	$2,538
Accrued R&D projects	2,043	3,482
Accrued consulting and professional fees	558	747
Accrued other	184	43
Total accrued expenses	$5,531	$6,810

8.
Stockholders’ Equity

Preferred Stock

As of December 31, 2025 and 2024, the Company’s restated certificate of incorporation authorized the Company to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

Common Stock

As of December 31, 2025 and 2024, the Company’s restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock, with a par value of $0.001 per share.

The Company had reserved shares of common stock for future issuance as shown in the table below:

	December 31,
	2025	2024
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	19,100,800	32,915,346
Shares of common stock reserved for future issuance under the 2019 Stock Incentive Plan	9,023,200	7,555,310
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,103,842	1,131,973
Shares of common stock reserved for future issuance under the 2012 Stock Incentive Plan	278,418	288,944
	29,506,260	41,891,573

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

In June 2023, the Company filed with the SEC a universal shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”), which allowed the Company to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2023 Shelf Registration Statement was declared effective on August 15, 2023. Further, in June 2023, the Company entered into a new at-the-market sales agreement with Leerink Partners LLC (formerly SVB Securities LLC) (the “ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement. The Company filed a prospectus under the 2023 Shelf Registration Statement for the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $75.0 million pursuant to the ATM Sales Agreement. In accordance with the terms of the ATM Sales Agreement, the sales agreement we had entered into with SVB Securities LLC in 2020 terminated upon effectiveness of the 2023 Shelf Registration Statement, at which point the Company was no longer able to issue and sell shares of its common stock under such prior sales agreement. As of December 31, 2024, the Company had issued and sold 4,498,065 shares of common stock under the ATM Sales Agreement for gross proceeds of $14.6 million, before deducting estimated commissions and allocated fees of $0.5 million.

In November 2025, the Company filed an automatic universal shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits the Company to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement. Concurrently with the filing of the 2025 Shelf Registration Statement, the Company filed a new prospectus supplement pursuant to which shares of the Company’s common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the year ended December 31, 2025.

Private Placements

On October 5, 2021, the Company issued and sold to an initial investor, in a private placement priced at-the-market under Nasdaq rules, (i) 2,373,201 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 4,746,402 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,926,069 shares of the Company’s common stock and accompanying warrants to purchase an aggregate of 9,852,138 shares of the Company’s common stock. All of the pre-funded warrants and accompanying common stock warrants have been exercised.

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

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering. As of December 31, 2025, pre-funded warrants that were issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remain outstanding.

Registered Offerings

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million. As of December 31, 2025, pre-funded warrants that were issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remain outstanding.

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

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding as of December 31, 2024	23,211,642	9,703,704	32,915,346	$0.40	3.1
Exercised	(5,962,694)	(7,851,852)	(13,814,546)	$1.37
Outstanding as of December 31, 2025	17,248,948	1,851,852	19,100,800	$0.13	2.8

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

In April 2025, the Company’s board of directors approved, and the Company’s stockholders subsequently approved, an amendment to the 2019 Plan (the “Plan Amendment”), which (i) increased the number of shares authorized for issuance under the 2019 Plan by 6,000,000 shares to 16,490,422 shares and (ii) eliminated the evergreen provision of the 2019 Plan. Accordingly, the total number of shares of common stock that may be issued under both the 2019 Plan and the 2012 Plan was 16,212,645 as of December 31, 2025, of which 6,911,027 shares remained available for grant under the 2019 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of December 31, 2025 and 2024, respectively, options to purchase 9,023,200 and 7,555,310 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of December 31, 2025 and 2024, respectively, options to purchase 278,418 and 288,944 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

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

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	7,844,254	$3.08	7.5	$11,669
Granted	2,999,800	$4.67
Forfeited	(690,869)	$3.38
Exercised	(851,567)	$2.44
Expired	—	$—
Outstanding as of December 31, 2025	9,301,618	$3.63	7.2	$82,723
Options exercisable as of December 31, 2025	5,179,850	$3.34	5.9	$47,568
Options unvested as of December 31, 2025	4,121,768	$3.99	8.8	$35,155

The weighted average grant-date fair value per share of stock options granted was $4.01 and $2.17 for the years ended December 31, 2025 and 2024, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2025 and 2024 was $4.5 million and $2.4 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $4,337 and $305, respectively.

The range of assumptions that the Company used to determine the fair value of the stock options granted were as follows:

Year Ended December 31,
	2025	2024
Risk-free interest rate	3.8% - 4.4%	3.5% - 4.3%
Expected volatility	98.0% - 110.1%	97.3% - 114.6%
Expected dividend yield	—	—
Expected term (in years)	5.5 - 7.0	5.5 - 7.0

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,103,842 as of December 31, 2025. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. No annual increase was made on January 1, 2024 and 2025, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2025	2024
General and administrative expense	$2,944	$2,145
Research and development expense	2,241	1,443
Total stock-based compensation expenses	$5,185	$3,588

As of December 31, 2025, total unrecognized compensation cost related to the unvested share-based awards was $11.5 million, which is expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2024, total unrecognized compensation cost related to the unvested share-based awards was $6.8 million, which was expected to be recognized over a weighted average period of 2.7 years.

9.
Income Taxes

The Company recorded an income tax benefit related to state research and development tax credits. The components of the income tax benefit for the periods shown are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	(64)	(30)
	(64)	(30)
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax benefit	$(64)	$(30)

The following table provides a reconciliation between income tax benefit and the expected tax benefit at the statutory rate:

	Year Ended December 31,
	2025		2024
U.S. Federal statutory tax rate	$(8,993)	21.0%	$(10,068)	21.0%
State and local income taxes, net of federal income tax effect	(69)	0.1	(82)	0.2
Tax credits
Federal R&D tax credit	(1,181)	2.7	(1,116)	2.3
Changes in valuation allowance	8,961	(20.9)	10,356	(21.6)
Nontaxable or nondeductible items
Stock based compensation	1,204	(2.8)	895	(1.8)
Other	14	0.0	(15)	0.0
Income tax benefit and effective income tax rate	$(64)	0.1%	$(30)	0.1%

The following table summarizes income taxes paid, net of refunds received:

	Year Ended December 31,
	2025	2024
U.S. Federal	$—	$—
U.S. State and Local
Connecticut	(33)	(32)
Total income taxes paid, net of (refunds) received	$(33)	$(32)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Net operating loss carryforwards	$64,173	$53,797
Capitalized R&D	17,598	17,239
Federal and state tax credits	8,798	7,532
Other	3,300	4,232
Deferred tax assets	93,869	82,800

Other	(183)	(351)
Deferred tax liabilities	(183)	(351)

Valuation allowance	(93,686)	(82,449)
Net deferred tax asset	$—	$—

For the years ended December 31, 2025 and 2024, the Company generated federal and state net operating losses (“NOLs”) of approximately $38.5 million and $13.1 million, respectively. At December 31, 2025 and 2024, the federal and state net operating loss balances were approximately $238.3 million and $199.8 million, respectively. The federal operating losses generated prior to 2018 will expire in years 2031 through 2037, unless previously utilized. The federal operating losses generated in 2018 or later can be carried forward indefinitely, however will only offset 80% of taxable income in a carryforward year. The state operating losses generated will expire in years 2031 through 2044, unless previously utilized. The Company also generated federal R&D tax credits for the years ended December 31, 2025 and 2024 of approximately $1.2 million and $1.1 million, respectively. At December 31, 2025 and 2024, the federal R&D tax credit carryforwards were approximately $8.5 million and $7.3 million, respectively. These credits will expire in years 2032 through 2055, unless previously utilized. The Company completed a detailed Section 382 analysis, and due to multiple historical ownership changes, the Company’s NOLs as of December 31, 2022, in the amount of $178.4 million and R&D tax credits in the amount of $5.4 million are subject to limitation. If a further ownership change occurs, the Company’s ability to use its tax attributes might be further limited.

The Company also generated state research tax credits for the years ended December 31, 2025 and 2024 of approximately $372 and $296, respectively. At December 31, 2025 and 2024, the state R&D tax credit carryforwards were approximately $351 and $244, respectively. The Company applied to exchange a portion of these credits for cash under a state-run program. These amounts, $64 and $30 for the years ended December 31, 2025 and 2024, respectively, were recognized as current income tax benefits in the Company’s Consolidated Statements of Comprehensive Loss. At each of December 31, 2025 and 2024, the Company’s Consolidated Balance Sheets reflect income tax receivables of $72 and $130 respectively, related to these credits. Because of the net operating loss and research credit carryforwards, tax years 2011 through 2024 remain open to U.S. federal and state tax examinations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures. The OBBBA did not have a material impact on our Consolidated Financial Statements.

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

The Company determined that operating losses it incurred since its inception on March 17, 2011, represented negative evidence sufficient to conclude a valuation allowance was necessary. As such, the Company has recorded a valuation allowance of $93.7 million and $82.4 million at December 31, 2025 and 2024, respectively, as a reserve against its net deferred tax assets. These balances reflect increases in the valuation allowance of $11.2 million and $12.9 million in 2025 and 2024, respectively, both representing an increase in net deferred tax assets.

The Company applies the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. As a result of the implementation of ASC 740, the Company recognized no adjustment for unrecognized income tax benefits. The Company has not, as of yet, conducted a study of R&D tax credit carryforwards. Such a study could result in an adjustment to the Company’s R&D tax credit carryforwards; however, until a study is completed and any potential adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D tax credits and, if an adjustment is required in the future, this adjustment would be offset by a corresponding adjustment to the valuation allowance. For the years ended December 31, 2025 and 2024, the Company had no unrecognized tax benefits or related interest and penalties accrued. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of interest expense.

10.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2025	2024
Net loss	$(42,759)	$(47,911)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	134,747,198	101,971,873
Basic and diluted net loss per common share outstanding	$(0.32)	$(0.47)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of December 31, 2025 and 2024, the Company had pre-funded warrants to purchase 17,248,948 and 23,211,642 shares of common stock outstanding, respectively, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for the years ended December 31, 2025 and 2024.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of December 31, 2025 and 2024, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of December 31,
	2025	2024
Stock Options	9,301,618	5,312,300
Warrants	1,851,852	9,703,704
Total potential common shares	11,153,470	15,016,004

11.
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

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year Ended December 31,
	2025	2024
Chronic cough in IPF clinical trial expense	$7,992	$14,615
Refractory chronic cough clinical trial expense	1,457	6,042
Other clinical trials and studies [1]	6,219	4,313
Clinical trial material	1,827	3,235
Other clinical development expenses [2]	5,942	4,008
Employee compensation (excluding stock compensation expense)	11,820	9,265
Stock compensation expense	5,185	3,588
Other segment items [3]	8,853	6,447
Interest income, net	(6,536)	(3,602)
Net loss	$42,759	$47,911

(1) Includes expense related to the Company’s drug-drug interaction study, human abuse potential study, Phase 2 CANAL trial of Haduvio for the treatment of IPF-related chronic cough.

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

Keenova Therapeutics plc

In May 2011, the Company entered into an agreement with Penwest Pharmaceuticals Co., which subsequently merged into Endo, Inc. and which has since been merged into Mallinckrodt plc which was then renamed Keenova Therapeutics plc (“Keenova”), for an exclusive worldwide sublicensable license under certain patent rights and know-how controlled by Keenova to develop and commercialize products incorporating nalbuphine hydrochloride in any formulation, including an extended-release formulation such as Haduvio, in all fields and for any use.

Under the license agreement, the Company paid Keenova a non-creditable, non-refundable upfront license fee. The Company may also become obligated to make milestone payments to Keenova of $0.3 million, which would become due upon the successful completion of the first Phase 3 clinical trial of a licensed product candidate, and $0.8 million, which would become due upon the marketing approval of a licensed product in the U.S., and to pay royalties based on net sales of the licensed products by the Company, its affiliates and sublicensees. In addition, the Company is obligated to pay Keenova a low-to-mid double-digit percentage of certain income it receives from sublicensees, based on the date of the definitive agreement under which the sublicense was granted.

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

Under the agreement, the Company has granted Keenova a non-exclusive, royalty-free (except for pass-through payments to third parties), sublicensable license under its relevant patent rights to use any improvement the Company makes to Endo’s controlled release technology for any product other than the products under which it is licensed by Endo.

Both the Company and Keenova have the right to terminate the agreement if the other party materially breaches the agreement and fails to cure the breach within specified cure periods. Keenova also has the right to terminate in the event the Company undergoes specified bankruptcy, insolvency or liquidation events. The Company has the right to terminate the agreement at its convenience at any time on 180 days’ notice to Endo. Additionally, if the Company or any of the Company’s sublicensees challenge the validity or enforceability of any licensed patent rights covering a licensed product and that challenge is not terminated within a specified period, the agreement will immediately terminate and all licenses granted under the agreement shall be revoked.

Upon termination of the agreement, the Company must transfer to Keenova all regulatory filings and approvals relating to the development, manufacture or commercialization of the licensed products and all trademarks, other than the Company’s corporate trademarks, then being used in connection with the licensed products. If the agreement is terminated under certain specified circumstances, the Company will be deemed to have granted Keenova a perpetual, royalty-free

(except for pass-through payments to third parties), worldwide, exclusive, sublicensable license, under any improvements the Company made to the licensed know-how and any related patent rights the Company has, to manufacture and commercialize the licensed products.

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