Form 10-Q
period 2026-03-31
Trevi Therapeutics, Inc.
filed 2026-05-05
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 141,979,708 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials, including with respect to our planned Phase 3 trials of Haduvio for the treatment of chronic cough in patients with IPF, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our planned Phase 2b trial of Haduvio for the treatment of patients with RCC, and our planned Phase 1 NDA supportive studies;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, particularly in the sections titled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets	Unaudited
Current assets:
Cash and cash equivalents	$19,412	$18,914
Marketable securities	152,371	169,346
Prepaid expenses	2,216	1,263
Other current assets	2,122	2,133
Total current assets	176,121	191,656
Operating lease right-of-use assets	610	677
Property, equipment and leasehold improvements, net	265	178
Other non-current assets	2,610	928
Total assets	$179,606	$193,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,215	$3,911
Accrued expenses	4,582	5,531
Operating lease liabilities	318	307
Total current liabilities	7,115	9,749
Operating lease liabilities	364	446
Total liabilities	7,479	10,195
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; and 128,411,048 and 128,306,056 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	128	128
Additional paid-in capital	515,185	512,772
Accumulated other comprehensive (loss) income	(190)	148
Accumulated deficit	(342,996)	(329,804)
Total stockholders’ equity	172,127	183,244
Total liabilities and stockholders’ equity	$179,606	$193,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$9,941	$7,811
General and administrative	4,971	3,659
Total operating expenses	14,912	11,470
Loss from operations	(14,912)	(11,470)
Other income (expense):
Interest income, net	1,696	1,125
Other income (expense), net	4	(6)
Total other income, net	1,700	1,119
Loss before income taxes	(13,212)	(10,351)
Income tax benefit	(20)	(11)
Net loss	$(13,192)	$(10,340)
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.09)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	145,592,901	117,610,750
Net loss	$(13,192)	$(10,340)
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale marketable securities	(338)	12
Comprehensive loss	$(13,530)	$(10,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	128,306,056	$128	$512,772	$148	$(329,804)	$183,244
Stock-based compensation	—	—	2,191	—	—	2,191
Issuance of common stock from exercise of stock options	104,992	—	222	—	—	222
Unrealized losses on available-for-sale marketable securities	—	—	—	(338)	—	(338)
Net loss	—	—	—	—	(13,192)	(13,192)
Balance at March 31, 2026	128,411,048	$128	$515,185	$(190)	$(342,996)	$172,127

Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	1,208	—	—	1,208
Issuance of common stock from exercise of stock options	290,284	—	718	—	—	718
Issuance of common stock from warrant exercise	6,000,000	6	8,214	—	—	8,220
Issuance of common stock under offering, less issuance costs	—	—	(5)	—	—	(5)
Unrealized gains on available-for-sale marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(10,340)	(10,340)
Balance at March 31, 2025	99,892,915	$100	$396,669	$73	$(297,385)	$99,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(13,192)	$(10,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,191	1,208
Operating lease right-of-use assets	105	112
Depreciation and amortization	34	37
Accretion of available-for-sale marketable securities, net	(431)	(395)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(1,075)	(1,501)
Accounts payable	(1,483)	(1,993)
Prepaid expenses and other current assets	(2,838)	(605)
Net cash used in operating activities	(16,689)	(13,477)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	25,552	17,595
Purchases of available-for-sale marketable securities	(8,485)	(27,546)
Purchases of property, equipment and leasehold improvements	(102)	—
Net cash provided by (used in) investing activities	16,965	(9,951)
Financing activities:
Proceeds from exercises of stock options	222	718
Proceeds from exercises of warrants	—	8,220
Payments of offering costs	—	(222)
Payments of finance lease	—	(11)
Net cash provided by financing activities	222	8,705
Net increase (decrease) in cash and cash equivalents	498	(14,723)
Cash and cash equivalents at beginning of period	18,914	34,097
Cash and cash equivalents at end of period	$19,412	$19,374

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to March 31, 2026 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 11.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2026 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual Consolidated Financial Statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other interim period or any future year or period.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. The Company’s marketable securities potentially subject the Company to concentrations of credit risk. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

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

Fair Value Measurements

The Company’s financial instruments have consisted of cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable, accrued expenses and warrants to acquire the Company’s common stock. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Available-for-sale marketable securities are reported at their fair values, based upon pricing of securities with the same or similar investment characteristics as provided by third-party pricing services, as described below. The warrants to acquire the Company’s common stock are not required to be accounted for at fair value.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through March 31, 2026.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings. Should an in process equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed immediately as a charge to general and administrative expenses. The deferred offering costs are included in Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets.

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

Expected Volatility—The Company estimates expected volatility based on a combination of its own historical stock price volatility, when sufficient trading history is available, and the historical volatility of a group of publicly traded peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies.

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

The Company applies the provisions of ASC 740, Income Taxes, (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through March 31, 2026 and December 31, 2025. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

The CODM evaluates the Company’s financial performance and allocates resources based on consolidated net loss, which is reported on the Company’s consolidated statements of comprehensive loss. The CODM uses consolidated net loss to evaluate the Company’s spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted this accounting standard, on a prospective basis, for the fiscal year beginning on January 1, 2025 and it has resulted in incremental disclosures within the footnotes to the Company’s consolidated financial statements.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	March 31, 2026
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$61,547	$12	$(104)	$61,455
Corporate bonds	40,276	1	(75)	40,202
Commercial paper	32,880	—	(23)	32,857
Asset backed securities	13,541	6	(6)	13,541
U.S. government agency securities	4,317	1	(2)	4,316
Total marketable securities	$152,561	$20	$(210)	$152,371

	December 31, 2025
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,572	$100	$—	$62,672
Commercial paper	46,773	14	(4)	46,783
Corporate bonds	41,991	17	(3)	42,005
Asset backed securities	13,558	17	—	13,575
U.S. government agency securities	4,304	7	—	4,311
Total marketable securities	$169,198	$155	$(7)	$169,346

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	March 31, 2026
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$102,445	$102,386
One year through three years	50,116	49,985
Total	$152,561	$152,371

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$110,769	$110,863
One year through three years	58,429	58,483
Total	$169,198	$169,346

During the three months ended March 31, 2026 and 2025, there were no realized gains or losses on available-for-sale marketable securities.

As of March 31, 2026 and December 31, 2025, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any such losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of March 31, 2026 and December 31, 2025, accrued interest receivables on the Company’s available-for-sale marketable securities were $1.1 million and $1.0 million, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2026
Financial assets:
Cash equivalents	Money market funds	$18,603	$—	$—	$18,603
Marketable securities	U.S. treasury securities	—	61,455	—	61,455
Marketable securities	Corporate bonds	—	40,202	—	40,202
Marketable securities	Commercial paper	—	32,857	—	32,857
Marketable securities	Asset backed securities	—	13,541	—	13,541
Marketable securities	U.S. government agency securities	—	4,316	—	4,316
Total assets		$18,603	$152,371	$—	$170,974

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash equivalents	Money market funds	$17,926	$—	$—	$17,926
Marketable securities	U.S. treasury securities	—	62,672	—	62,672
Marketable securities	Commercial paper	—	46,783	—	46,783
Marketable securities	Corporate bonds	—	42,005	—	42,005
Marketable securities	Asset backed securities	—	13,575	—	13,575
Marketable securities	U.S. government agency securities	—	4,311	—	4,311
Total assets		$17,926	$169,346	$—	$187,272

5.
Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued R&D	$2,295	$2,043
Accrued compensation and benefits	1,277	2,746
Accrued consulting and professional fees	886	558
Accrued other	124	184
Total accrued expenses	$4,582	$5,531

6.
Stockholders’ Equity

The Company had reserved shares of common stock for future issuance as shown in the table below:

	March 31, 2026	December 31, 2025
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	19,100,800	19,100,800
Shares of common stock reserved for future issuance upon exercise under the 2019 Stock Incentive Plan	11,763,268	9,023,200
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,103,842	1,103,842
Shares of common stock reserved for future issuance upon exercise under the 2012 Stock Incentive Plan	278,418	278,418
	32,246,328	29,506,260

At-the-Market Offering

In June 2023, the Company entered into an at-the-market sales agreement with Leerink Partners, LLC (formerly SVB Securities LLC) (the “ATM Sales Agreement”), under which the Company may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to make any sales of its common stock under the ATM Sales Agreement.

In November 2025, the Company filed an automatic universal shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits the Company to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement. Concurrently with the filing of the 2025 Shelf Registration Statement, the Company filed a new prospectus supplement pursuant to which shares of the Company’s common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the three months ended March 31, 2026.

Private Placements

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

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering. As of March 31, 2026, pre-funded warrants that were issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remain outstanding.

Registered Offerings

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million. As of March 31, 2026, pre-funded warrants that were issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remain outstanding.

On June 5, 2025, the Company issued and sold 17,400,000 shares of the Company’s common stock to the public in an underwritten offering, or (the “June 2025 Offering”), at an offering price of $5.75 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., as representatives of the several underwriters. In connection with the offering, the Company also granted the underwriters a 30-day option to purchase up to an additional 2,610,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters exercised the option in full and settled in cash, concurrent with the offering. The June 2025 Offering resulted in aggregate gross proceeds to the Company of approximately $115.1 million.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	17,248,948	1,851,852	19,100,800	$0.13
Exercised	—	—	—	$—
Outstanding as of March 31, 2026	17,248,948	1,851,852	19,100,800	$0.13

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

In April 2025, the Company’s board of directors approved, and the Company’s stockholders subsequently approved, an amendment to the 2019 Plan (the “Plan Amendment”), which (i) increased the number of shares authorized for issuance under the 2019 Plan by 6,000,000 shares to 16,490,422 shares and (ii) eliminated the evergreen provision of the 2019 Plan. Accordingly, the total number of shares of common stock that may be issued under both the 2019 Plan and the 2012 Plan was 16,107,653 as of March 31, 2026, of which 4,065,967 shares remained available for grant under the 2019 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of March 31, 2026 and December 31, 2025, respectively, options to purchase 11,763,268 shares and 9,023,200 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of March 31, 2026 and December 31, 2025 options to purchase 278,418 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

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

In February 2026, the Company granted PSOs to purchase 710,500 shares of common stock to employees of the Company. The PSOs were subject to vesting based on performance criteria related to the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2025	9,301,618	$3.63
Granted	3,176,250	$10.66
Exercised	(104,992)	$2.11
Forfeited	(331,190)	$6.74
Expired	—	$—
Outstanding as of March 31, 2026	12,041,686	$5.41
Options exercisable as of March 31, 2026	5,918,559	$3.46
Options unvested as of March 31, 2026	6,123,127	$7.29

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,103,842 as of March 31, 2026. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of i) 155,106 shares plus ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. No annual increase was made on January 1, 2025 and 2026, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2026	2025
General and administrative expense	$1,349	$682
Research and development expense	842	526
Total stock-based compensation expenses	$2,191	$1,208

7.
Income Taxes

As of March 31, 2026 and December 31, 2025, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three months ended March 31, 2026 and 2025 was for the Company’s estimates for its state research and development tax credits in each given year.

8.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,192)	$(10,340)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	145,592,901	117,610,750
Basic and diluted net loss per common share outstanding	$(0.09)	$(0.09)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of both March 31, 2026 and December 31, 2025, the Company had pre-funded warrants to purchase 17,248,948 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average common shares used in calculating the net loss per share attributable to common stockholders, basic and diluted, for each of the three months ended March 31, 2026 and 2025.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on shares outstanding as of March 31, 2026 and 2025, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of March 31,
	2026	2025
Stock Options	12,041,686	9,983,612
Warrants	1,851,852	3,703,704
Total potential common shares	13,893,538	13,687,316

9.
Segments

The Company's single reportable segment is the business of developing and commercializing the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with IPF, non-IPF ILD, and RCC.

The accounting policies of the segment are described in Note 2 of the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended March 31,
	2026	2025
Chronic cough in IPF clinical trial expense	$1,688	$2,882
Refractory chronic cough clinical trial expense	1,078	818
Other clinical trials and studies 1	1,553	48
Clinical trial material	1,299	234
Other clinical development expenses [2]	1,523	1,418
Employee compensation (excluding stock compensation expense)	3,159	2,958
Stock-based compensation expense	2,191	1,208
Other segment items [3]	2,397	1,899
Interest income, net	(1,696)	(1,125)
Net loss	$13,192	$10,340

(1) Includes expense related to the Company’s Phase 1 NDA supportive studies

(2) Includes expense related to general research and development activities, regulatory, medical affairs, and quality assurance.

(3) Includes general administrative expense, other (expense) income, net and income tax benefit.

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

The Company also has commitments under lease and licensing agreements. There have been no material changes to the Company's lease obligations or licensing agreements from those disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

11.
Subsequent Events

On April 16, 2026, we issued and sold 11,600,000 shares of our common stock to the public in an underwritten offering (the “April 2026 Offering”), at an offering price of $13.00 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Leerink Partners LLC, as representatives of the several underwriters. In connection with the offering, the Company also granted the underwriters a 30-day option to purchase up to an additional 1,740,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters option was exercised in full and settled in cash, concurrent with the closing of the offering. The April 2026 Offering resulted in aggregate gross proceeds to us of $173.4 million or net proceeds to us of approximately $162 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 17, 2026. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, including the risks identified under “Risk Factors” of such reports, as well as in our other SEC filings.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, non-IPF interstitial lung disease, or non-IPF ILD, and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio acts on the cough reflex arc both centrally and peripherally as a kappa receptor agonist and a mu receptor antagonist, or KAMA, targeting opioid receptors that play a key role in controlling chronic cough. The kappa- and mu-opioid receptors are found in respiratory-related regions of the brainstem and spinal cord, as well as higher brain regions. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the United States, or the U.S., and Europe. Nalbuphine’s mechanism of action also mitigates the risk of abuse associated with mu-opioid agonists because it antagonizes, or blocks, the mu-opioid receptor. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Agency and in most of Europe.

IPF-related Chronic Cough Program. We are initially developing Haduvio for the treatment of IPF-related chronic cough, which is a progressive fibrosing interstitial lung disease associated with high mortality rates.

In June 2025, we announced positive topline results from our Phase 2b CORAL trial, which was a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for IPF-related chronic cough. The Phase 2b CORAL trial was a randomized, double-blind, placebo-controlled, parallel-arm design that evaluated three different dose groups of Haduvio (108 mg BID, 54 mg BID and 27 mg BID) as compared to placebo. The primary efficacy endpoint for the trial was the relative change in 24-hour cough frequency (coughs per hour) for the modified intent-to-treat, or mITT, population at the end of Week 6 versus Baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The mITT population consists of all randomized patients who received at least one dose of study drug or placebo (n=165). The primary efficacy endpoint in the Phase 2b CORAL trial was achieved, demonstrating statistically significant reductions in 24-hour cough frequency across all dose groups at Week 6. The 108 mg twice-a-day, or BID, 54 mg BID and 27 mg BID dose groups achieved statistically significant reductions from Baseline of 60.2% (p<0.0001), 53.4% (p<0.0001), and 47.9% (p<0.01), respectively, compared to a placebo reduction from Baseline of 16.9%.

We have completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or the FDA. At the meeting, we gained overall alignment on the plan for the remaining clinical trials to potentially support a New Drug Application, or NDA, submission for Haduvio, including two pivotal Phase 3 clinical trials and the remaining Phase 1 clinical trials. We plan to conduct the Phase 3 trials in parallel, with the first Phase 3 trial to be initiated in the second quarter of 2026 and the second Phase 3 trial to be initiated in the second half of 2026. The two Phase 3 trials will be conducted as randomized, double-blind, placebo-controlled, multicenter global trials with 2:1 randomization. The protocol for the first of the two Phase 3 trials provides for the enrollment of approximately 300 patients and 52 weeks of fixed dosing with Haduvio 54 mg BID, with the primary efficacy endpoint measured at 24 weeks of fixed dosing and the safety endpoint measured at 52 weeks of fixed dosing. The protocol for the second of the two Phase 3 trials provides for the enrollment of approximately 200 patients and 12 weeks of fixed dosing with Haduvio 54 mg BID with the primary efficacy endpoint measured at 12 weeks of fixed dosing. The primary efficacy endpoint for both trials will be the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for Haduvio compared with placebo. A key secondary endpoint for both trials will be relative change from Baseline in the cough severity numerical rating scale (CS-NRS). These trial designs are subject to final review of the protocols by the FDA. We expect to have topline results from the first Phase 3 trial in the first half of 2028 and from the second Phase 3 trial in the second half of 2027.

Non-IPF ILD-related Chronic Cough Program. We are also developing Haduvio for the treatment of non-IPF ILD-related chronic cough. We plan to initiate an adaptive design Phase 2b clinical trial for the treatment of patients with non-IPF ILD-related chronic cough in the second half of 2026, subject to a meeting with the FDA and review of the trial protocol by the FDA. If we initiate the trial when anticipated, we would expect topline results from the Phase 2b trial in the second half of 2027.

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

In March 2025, we announced positive topline data from our Phase 2a proof-of-concept clinical trial of Haduvio for the treatment of patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population (n=66). In the trial, Haduvio met the primary endpoint at Day 21 with a statistically significant reduction in the objective 24-hour cough frequency of 67% from Baseline and 57% from Baseline on a placebo-adjusted basis (p<0.0001). Planned analyses of all pre-specified secondary endpoints, including patient reported endpoints, at the end of treatment were also statistically significant. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We expect to initiate a Phase 2b trial of Haduvio for the treatment of patients with RCC in the second quarter of 2026. We are planning to conduct this randomized, double-blind, placebo-controlled, multicenter trial in the United Kingdom, Canada, and Poland. The Phase 2b trial will enroll approximately 100 patients. The Phase 2b trial is designed to evaluate three different dose groups of Haduvio (54 mg BID, 27 mg BID, and 27 mg once daily (QD)) as compared to placebo. The primary efficacy endpoint for the trial is the relative change from Baseline in 24-hour cough frequency (coughs per hour) at the end of Week 6, as determined by an objective cough monitor, for Haduvio compared with placebo. The trial is subject to review of the protocol by regulatory authorities. The protocol will provide for a sample size re-estimation, or SSRE, analysis, which is expected to occur in the fourth quarter of 2026 and topline results for the clinical trial expected to occur in the second half of 2027.

Other NDA Supportive Studies. We also plan to continue to progress and advance NDA supportive studies necessary for regulatory approval, including Phase 1 clinical studies such as completing our respiratory safety study, and conducting drug-drug interaction, food effect, and hepatic and renal impairment studies.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2026, we had an accumulated deficit of $343.0 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $171.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our planned Phase 3 trials for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our planned Phase 2b clinical trial of Haduvio for the treatment of patients with RCC, and our ongoing and planned Phase 1 NDA supportive studies.

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

Other Income (Expense), Net

Other income (expense), net consists of foreign currency transaction gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$9,941	$7,811	$2,130
General and administrative	4,971	3,659	1,312
Total operating expenses	14,912	11,470	3,442
Loss from operations	(14,912)	(11,470)	(3,442)
Other income (expense):
Interest income, net	1,696	1,125	571
Other income (expense), net	4	(6)	10
Total other income, net	1,700	1,119	581
Loss before income taxes	(13,212)	(10,351)	(2,861)
Income tax benefit	(20)	(11)	(9)
Net loss	$(13,192)	$(10,340)	$(2,852)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Clinical development expenses	$6,900	$5,267	$1,633
Personnel and related expenses	1,950	1,880	70
Stock-based compensation expenses	842	526	316
Other research and development expenses	249	138	111
Total research and development expenses	$9,941	$7,811	$2,130

Research and development expenses for the three months ended March 31, 2026 increased to $9.9 million from $7.8 million for the corresponding period in 2025, primarily due to increased clinical development expenses for our Phase 1 NDA supportive studies, Phase 3 IPF-related chronic cough trials and Phase 2b RCC trial, partially offset by a decrease in clinical development expenses for our Phase 2b CORAL trial and Phase 2a RIVER trial.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 increased to $5.0 million from $3.7 million for the corresponding period in 2025, primarily due to higher legal fees associated with intellectual property filings as well as increases in stock-based compensation expense and personnel-related expenses.

Other Income, Net

Other income, net for the three months ended March 31, 2026 increased to $1.7 million from $1.1 million for the corresponding period in 2025, primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations.

On April 16, 2026, we issued and sold 11,600,000 shares of our common stock to the public in an underwritten offering, or the April 2026 Offering, at an offering price of $13.00 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Leerink Partners LLC, as representatives of the several underwriters. In connection with the offering, we also granted the underwriters a 30-day option to purchase up to an additional 1,740,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters option was exercised in full and settled in cash, concurrent with the closing of the offering. The April 2026 Offering resulted in aggregate gross proceeds to us of $173.4 million or net proceeds to us of approximately $162 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On June 5, 2025, we issued and sold 17,400,000 shares of our common stock to the public in an underwritten offering, or the June 2025 Offering, at an offering price of $5.75 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., as representatives of the several underwriters. In connection with the offering, we also granted the underwriters a 30-day option to purchase up to an additional 2,610,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters' option was exercised in full and settled in cash, concurrent with the offering. The June 2025 Offering resulted in aggregate gross proceeds to us of approximately $115.1 million.

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

In June 2023, we filed with the SEC a universal shelf registration statement on Form S-3, or the 2023 Shelf Registration Statement, which allowed us to offer and sell up to $200.0 million of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2023 Shelf Registration Statement was declared effective on August 15, 2023. Further, in June 2023, we entered into a sales agreement with Leerink Partners, LLC (formerly SVB Securities LLC), which we refer to as the ATM Sales Agreement, under which we may issue and sell shares of common stock, from time to time by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. We are not obligated to make any sales of our common stock under the ATM Sales Agreement. We filed a prospectus under the 2023 Shelf Registration Statement for the offer and sale of shares of our common stock having an aggregate offering price of up to $75.0 million pursuant to the ATM Sales Agreement.

In November 2025, we filed an automatic universal shelf registration statement on Form S-3, or the 2025 Shelf Registration Statement, with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits us to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the 2023 Shelf Registration Statement. Concurrently with the filing of the 2025 Shelf Registration Statement, we filed a new prospectus supplement pursuant to which shares of our common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the three months ended March 31, 2026.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(16,689)	$(13,477)	$(3,212)
Net cash provided by (used in) investing activities	16,965	(9,951)	26,916
Net cash provided by financing activities	222	8,705	(8,483)
Net increase (decrease) in cash and cash equivalents	$498	$(14,723)	$15,221

Operating Activities

During the three months ended March 31, 2026, operating activities used $16.7 million of net cash, resulting from our net loss of $13.2 million and net changes in our operating assets and liabilities of $5.4 million, partially offset by net non-cash charges of $1.9 million. Changes in our operating assets and liabilities consisted of $2.8 million increase in prepaid expenses and other current assets, a $1.5 million decrease in accounts payable, and a $1.1 million decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in deposits and prepayments related to our clinical trial work performed by our CROs, as well as an increase in interest and dividends receivable from our higher invested cash equivalent and marketable securities balances. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits. The non-cash charges consisted primarily of stock-based compensation expense of $2.2 million, partially offset by $0.4 million of accretion of our available-for-sale marketable securities.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $17.0 million, primarily related to $25.6 million of proceeds from maturities of available-for-sale marketable securities partially offset by $8.5 million of purchases of available-for-sale marketable securities.

During the three months ended March 31, 2025, net cash used in investing activities was $10.0 million, primarily related to $27.5 million of purchases of available-for-sale marketable securities partially offset by $17.6 million of proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $0.2 million from the exercise of stock options.

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
•
our planned Phase 2b clinical trial and any additional trials of Haduvio for the treatment of patients with RCC; and
•
our ongoing and planned Phase 1 NDA supportive studies.

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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2030. We expect these resources will enable us to fund our development program for Haduvio for the treatment of chronic cough in patients with IPF, including our two planned Phase 3 trials, potentially through U.S. FDA approval. We also expect that these cash resources will enable us to fund and report topline data from our planned Phase 2b clinical trial and potentially a subsequent Phase 3 clinical trial for the treatment of patients with non-IPF ILD, and our planned Phase 2b trial for the treatment of patients with RCC. However, our planned spending of these resources does not include any commercial expenses related to the commercial launch of Haduvio or the conduct of any other clinical trials. In addition, these resources will not be sufficient for us to fund the clinical development of Haduvio through regulatory approval for non-IPF ILD-related chronic cough or RCC, or to fund any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

We have based our estimates as to how long we expect we will be able to fund our operations and the timing and costs of our planned trials and regulatory process on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, and our trials and regulatory activities may be delayed or take longer than we currently expect. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Contractual Obligations and Commitments

A significant portion of our development activities are outsourced to third parties under agreements, including with CROs and contract manufacturers in connection with the production of clinical trial materials. The contracts are cancelable at any time by us, generally upon 45 to 60 days’ prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material. For information related to our future commitments relating to our lease and licensing agreements, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, is the most important to understanding and evaluating our reported financial results. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2026. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See our previously disclosed risk factors in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended March 31, 2026, Thomas Sciascia, the Company's Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement for the sale of the Company's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. This plan was adopted on January 21, 2026 and has an expiration date of December 31, 2026. Pursuant to the plan, the aggregate number of options to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 3,947.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Offer Letter, dated as of February 1, 2023, by and between the Registrant and Farrell Simon

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: May 5, 2026	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Hastings
David C. Hastings Chief Financial Officer (Principal Financial Officer)