Form 10-Q
period 2026-06-30
Trevi Therapeutics, Inc.
filed 2026-08-06
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 142,475,841 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials, including with respect to our ongoing Phase 3 OCEAN-1 trial and planned Phase 3 OCEAN-2 trial of Haduvio, each for the treatment of chronic cough in patients with IPF, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our ongoing Phase 2b LAKE trial of Haduvio for the treatment of patients with RCC, and our planned Phase 1 NDA supportive studies;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets	Unaudited
Current assets:
Cash and cash equivalents	$54,302	$18,914
Marketable securities	264,568	169,346
Prepaid expenses	4,263	1,263
Other current assets	2,572	2,133
Total current assets	325,705	191,656
Operating lease right-of-use assets	542	677
Property, equipment and leasehold improvements, net	336	178
Other non-current assets	3,935	928
Total assets	$330,518	$193,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,098	$3,911
Accrued expenses	5,309	5,531
Operating lease liabilities	329	307
Total current liabilities	8,736	9,749
Operating lease liabilities	276	446
Total liabilities	9,012	10,195
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock: $0.001 par value; 400,000,000 and 200,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; and 142,420,883 and 128,306,056 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	142	128
Additional paid-in capital	682,582	512,772
Accumulated other comprehensive (loss) income	(425)	148
Accumulated deficit	(360,793)	(329,804)
Total stockholders’ equity	321,506	183,244
Total liabilities and stockholders’ equity	$330,518	$193,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,152	$9,389	$25,093	$17,200
General and administrative	5,357	4,333	10,328	7,992
Total operating expenses	20,509	13,722	35,421	25,192
Loss from operations	(20,509)	(13,722)	(35,421)	(25,192)
Other income (expense):
Interest income, net	2,696	1,407	4,392	2,532
Other (expense) income, net	(3)	(7)	1	(13)
Total other income, net	2,693	1,400	4,393	2,519
Loss before income taxes	(17,816)	(12,322)	(31,028)	(22,673)
Income tax benefit	(19)	(21)	(39)	(32)
Net loss	$(17,797)	$(12,301)	$(30,989)	$(22,641)
Basic and diluted net loss per common share outstanding	$(0.11)	$(0.09)	$(0.21)	$(0.18)
Weighted average shares of common stock used in net loss per share attributable to common stockholders, basic and diluted	156,602,158	130,350,391	151,127,942	124,015,763
Net loss	$(17,797)	$(12,301)	$(30,989)	$(22,641)
Other comprehensive loss:
Net unrealized losses on available-for-sale marketable securities	(235)	(49)	(573)	(37)
Comprehensive loss	$(18,032)	$(12,350)	$(31,562)	$(22,678)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	(Loss) Income	Deficit	Equity
Balance at March 31, 2026	128,411,048	$128	$515,185	$(190)	$(342,996)	$172,127
Stock-based compensation	—	—	3,272	—	—	3,272
Issuance of common stock from exercise of stock options	663,281	1	1,720	—	—	1,721
Issuance of common stock from Employee Stock Purchase Plan	6,554	—	66	—	—	66
Issuance of common stock under offering, less issuance costs	13,340,000	13	162,339	—	—	162,352
Unrealized losses on available-for-sale marketable securities	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(17,797)	(17,797)
Balance at June 30, 2026	142,420,883	$142	$682,582	$(425)	$(360,793)	$321,506

Balance at March 31, 2025	99,892,915	$100	$396,669	$73	$(297,385)	99,457
Stock-based compensation	—	—	1,384	—	—	1,384
Issuance of common stock from exercise of stock options	5,088	—	13	—	—	13
Issuance of common stock from Employee Stock Purchase Plan	15,898	—	59	—	—	59
Issuance of common stock from warrant exercise	1,851,852	2	2,535	—	—	2,537
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,373	—	—	107,393
Unrealized losses on available-for-sale marketable securities	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(12,301)	(12,301)
Balance at June 30, 2025	121,775,753	$122	$508,033	$24	$(309,686)	$198,493

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	128,306,056	$128	$512,772	$148	$(329,804)	$183,244
Stock-based compensation	—	—	5,463	—	—	5,463
Issuance of common stock from exercise of stock options	768,273	1	1,942	—	—	1,943
Issuance of common stock from Employee Stock Purchase Plan	6,554	—	66	—	—	66
Issuance of common stock under offering, less issuance costs	13,340,000	13	162,339	—	—	162,352
Unrealized losses on available-for-sale marketable securities	—	—	—	(573)	—	(573)
Net loss	—	—	—	—	(30,989)	(30,989)
Balance at June 30, 2026	142,420,883	$142	$682,582	$(425)	$(360,793)	$321,506

Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	2,592	—	—	2,592
Issuance of common stock from exercise of stock options	295,372	—	731	—	—	731
Issuance of common stock from Employee Stock Purchase Plan	15,898	—	59	—	—	59
Issuance of common stock from warrant exercise	7,851,852	8	10,749	—	—	10,757
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,368	—	—	107,388
Unrealized losses on available-for-sale marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(22,641)	(22,641)
Balance at June 30, 2025	121,775,753	$122	$508,033	$24	$(309,686)	198,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(30,989)	$(22,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,463	2,592
Operating lease right-of-use assets	207	222
Depreciation and amortization	68	75
Accretion of available-for-sale marketable securities, net	(948)	(778)
Changes in operating assets and liabilities:
Accounts payable	(1,759)	(439)
Accrued expenses and other liabilities	(390)	(1,003)
Prepaid expenses and other current assets	(5,770)	(1,606)
Net cash used in operating activities	(34,118)	(23,578)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	67,202	32,095
Purchases of available-for-sale marketable securities	(162,049)	(44,656)
Purchases of property, equipment and leasehold improvements	(226)	—
Net cash used in investing activities	(95,073)	(12,561)
Financing activities:
Proceeds from offering of common stock, net of commissions	163,015	108,154
Proceeds from exercises of stock options	1,943	731
Proceeds from Employee Stock Purchase Plan	66	59
Payments of offering costs	(445)	(590)
Proceeds from exercises of warrants	—	10,757
Payments of finance lease	—	(11)
Net cash provided by financing activities	164,579	119,100
Net increase in cash and cash equivalents	35,388	82,961
Cash and cash equivalents at beginning of period	18,914	34,097
Cash and cash equivalents at end of period	$54,302	$117,058

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to June 30, 2026 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 11.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2026 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual Consolidated Financial Statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of June 30, 2026 and the results of its operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other interim period or any future year or period.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through June 30, 2026.

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

The Company applies the provisions of ASC 740, Income Taxes, (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through June 30, 2026 and December 31, 2025. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share outstanding is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock.

For all periods presented, shares issuable upon exercise of stock options and warrants to purchase shares of common stock (other than pre-funded warrants) have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average shares of common stock used to calculate both basic and diluted net loss per share are the same for each of the periods presented.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	June 30, 2026
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$97,245	$18	$(259)	$97,004
Commercial paper	83,562	—	(69)	83,493
Corporate bonds	67,589	11	(115)	67,485
Asset backed securities	13,523	2	(5)	13,520
U.S. government agency securities	3,074	—	(8)	3,066
Total marketable securities	$264,993	$31	$(456)	$264,568

	December 31, 2025
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,572	$100	$—	$62,672
Commercial paper	46,773	14	(4)	46,783
Corporate bonds	41,991	17	(3)	42,005
Asset backed securities	13,558	17	—	13,575
U.S. government agency securities	4,304	7	—	4,311
Total marketable securities	$169,198	$155	$(7)	$169,346

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	June 30, 2026
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$175,980	$175,727
One year through three years	89,013	88,841
Total	$264,993	$264,568

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$110,769	$110,863
One year through three years	58,429	58,483
Total	$169,198	$169,346

During the three and six months ended June 30, 2026 and 2025, there were no realized gains or losses on available-for-sale marketable securities.

As of June 30, 2026 and December 31, 2025, no marketable securities had been in a continuous unrealized loss position for more than 12 months and the Company considered any such losses to be temporary in nature. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of June 30, 2026 and December 31, 2025, accrued interest receivables on the Company’s available-for-sale marketable securities were $1.6 million and $1.0 million, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2026
Financial assets:
Cash equivalents	Money market funds	$28,530	$—	$—	$28,530
Cash equivalents	Commercial paper	—	24,194	—	24,194
Marketable securities	U.S. treasury securities	—	97,004	—	97,004
Marketable securities	Commercial paper	—	83,493	—	83,493
Marketable securities	Corporate bonds	—	67,485	—	67,485
Marketable securities	Asset backed securities	—	13,520	—	13,520
Marketable securities	U.S. government agency securities	—	3,066	—	3,066
Total assets		$28,530	$288,762	$—	$317,292

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash equivalents	Money market funds	$17,926	$—	$—	$17,926
Marketable securities	U.S. treasury securities	—	62,672	—	62,672
Marketable securities	Commercial paper	—	46,783	—	46,783
Marketable securities	Corporate bonds	—	42,005	—	42,005
Marketable securities	Asset backed securities	—	13,575	—	13,575
Marketable securities	U.S. government agency securities	—	4,311	—	4,311
Total assets		$17,926	$169,346	$—	$187,272

5.
Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued R&D	$2,332	$2,043
Accrued compensation and benefits	2,099	2,746
Accrued consulting and professional fees	748	558
Accrued other	130	184
Total accrued expenses	$5,309	$5,531

6.
Stockholders’ Equity

On June 3, 2026, the Company filed an amendment to the Company’s Restated Certificate of Incorporation, as amended to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000 shares, following approval of the amendment by the stockholders of the Company at the Company’s 2026 annual meeting of stockholders held on the same date.

The Company had reserved shares of common stock for future issuance as shown in the table below:

	June 30, 2026	December 31, 2025
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	19,100,800	19,100,800
Shares of common stock reserved for future issuance upon exercise under the Amended and Restated 2019 Stock Incentive Plan	11,386,272	9,023,200
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,097,288	1,103,842
Shares of common stock reserved for future issuance upon exercise under the 2012 Stock Incentive Plan	278,418	278,418
	31,862,778	29,506,260

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

In November 2025, the Company filed an automatic universal shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits the Company to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement. Concurrently with the filing of the 2025 Shelf Registration Statement, the Company filed a new prospectus supplement pursuant to which shares of the Company’s common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the six months ended June 30, 2026.

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

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering. As of June 30, 2026, pre-funded warrants that were issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remain outstanding.

Registered Offerings

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million. As of June 30, 2026, pre-funded warrants that were issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remain outstanding.

On June 5, 2025, the Company issued and sold 17,400,000 shares of the Company’s common stock to the public in an underwritten offering (the “June 2025 Offering”), at an offering price of $5.75 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Cantor Fitzgerald & Co., as representatives of the several underwriters. In connection with the offering, the Company also granted the underwriters a 30-day option to purchase up to an additional 2,610,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters exercised the option in full and settled in cash, concurrent with the offering. The June 2025 Offering resulted in aggregate gross proceeds to the Company of approximately $115.1 million.

On April 16, 2026, the Company issued and sold 11,600,000 shares of the Company’s common stock to the public in an underwritten offering (the “April 2026 Offering”), at an offering price of $13.00 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Leerink Partners LLC, as representatives of the several underwriters. In connection with the offering, the Company also granted the underwriters a 30-day option to purchase up to an additional 1,740,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters option was exercised in full and settled in cash, concurrent with the closing of the offering. The April 2026 Offering resulted in aggregate gross proceeds to the Company of $173.4 million or net proceeds to the Company of approximately $162.3 million, after deducting underwriting discounts and commissions and offering expenses.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	17,248,948	1,851,852	19,100,800	$0.13
Exercised	—	—	—	$—
Outstanding as of June 30, 2026	17,248,948	1,851,852	19,100,800	$0.13

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

In April 2025, the Company’s board of directors approved, and in June 2025 the Company’s stockholders subsequently approved, an amendment to the 2019 Plan, which (i) increased the number of shares authorized for issuance under the plan by 6,000,000 shares to 16,490,422 shares and (ii) eliminated the evergreen provision of the plan.

In April 2026, the Company’s board of directors approved, and in June 2026 the Company’s stockholders subsequently approved, an amendment and restatement of the 2019 Plan, which (i) increased the number of shares authorized for issuance under the 2019 Plan by 8,000,000 shares to 24,490,422 shares, (ii) limited non-employee director compensation, (iii) prohibited liberal share recycling by providing that shares delivered to the Company in satisfaction of an exercise price or tax withholding do not become available under the 2019 Plan for future grants and (iv) clarified that any dividends or dividend equivalents paid with respect to awards under the 2019 Plan are subject to the same vesting and forfeiture provisions as the award with respect to which the dividend or dividend equivalent is paid. Accordingly, the total number of shares of common stock that may be issued under both the 2019 Plan and the 2012 Plan was 23,444,372 as of June 30, 2026, of which 11,779,682 shares remained available for grant under the 2019 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of June 30, 2026 and December 31, 2025, respectively, options to purchase 11,386,272 shares and 9,023,200 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of June 30, 2026 and December 31, 2025 options to purchase 278,418 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

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

In February 2026, the Company granted PSOs to purchase 710,500 shares of common stock to employees of the Company. The PSOs are subject to vesting based on performance criteria related to the timing and results of the Company’s clinical trials.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2025	9,301,618	$3.63
Granted	3,581,500	$11.19
Exercised	(768,273)	$2.53
Forfeited	(337,655)	$6.73
Expired	—	$—
Outstanding as of June 30, 2026	11,777,190	$5.91
Options exercisable as of June 30, 2026	5,920,713	$3.80
Options unvested as of June 30, 2026	5,856,477	$8.04

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,097,288 as of June 30, 2026. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of (i) 155,106 shares plus (ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. No annual increase was made on January 1, 2025 and 2026, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expense	$1,896	$787	$3,245	$1,471
Research and development expense	1,376	597	2,218	1,121
Total stock-based compensation expenses	$3,272	$1,384	$5,463	$2,592

7.
Income Taxes

As of June 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and six months ended June 30, 2026 and 2025 was for the Company’s estimates for its state research and development tax credits in each given year.

8.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(17,797)	$(12,301)	$(30,989)	$(22,641)
Weighted average shares of common stock used in net loss per share attributable to common stockholders, basic and diluted	156,602,158	130,350,391	151,127,942	124,015,763
Basic and diluted net loss per common share outstanding	$(0.11)	$(0.09)	$(0.21)	$(0.18)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of both June 30, 2026 and December 31, 2025, the Company had pre-funded warrants to purchase 17,248,948 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average shares of common stock used in calculating the net loss per share attributable to common stockholders, basic and diluted, for each of the three and six months ended June 30, 2026 and 2025.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on shares outstanding as of June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of June 30,
	2026	2025
Stock Options	11,777,190	10,239,338
Warrants	1,851,852	1,851,852
Total potential shares of common stock	13,629,042	12,091,190

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

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Chronic cough in IPF clinical trial expense	$4,347	$3,039	$6,034	$5,921
Refractory chronic cough clinical trial expense	2,028	434	3,106	1,252
Clinical trial material	2,351	330	3,904	564
Other clinical trials and studies [1]	1,144	1,269	2,443	1,317
Other clinical development expenses [2]	1,848	1,861	3,371	3,279
Employee compensation (excluding stock compensation expense)	3,347	2,818	6,506	5,775
Stock-based compensation expense	3,272	1,384	5,463	2,592
Other segment items [3]	2,156	2,573	4,554	4,473
Interest income, net	(2,696)	(1,407)	(4,392)	(2,532)
Net loss	$17,797	$12,301	$30,989	$22,641

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

11.
Subsequent Events

In July 2026, the Company purchased an active pharmaceutical ingredient from Par Health for use in the manufacture of the Company's product candidate, Haduvio, for approximately $2.4 million. The active pharmaceutical ingredient was delivered in July 2026, and the related payment obligation was outstanding as of the date of this Quarterly Report on Form 10-Q. Michael Heffernan, a member of the Company's board of directors, serves as chairman of the board of directors of Par Health.

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

We have completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or the FDA. At the meeting, we gained overall alignment on the plan for the remaining clinical trials to potentially support a New Drug Application, or NDA, submission for Haduvio, including two pivotal Phase 3 clinical trials and the remaining Phase 1 clinical trials. We initiated our Phase 3 OCEAN-1 trial in the second quarter of 2026 and plan to initiate our Phase 3 OCEAN-2 trial in the third quarter of 2026. The two Phase 3 trials will be conducted as randomized, double-blind, placebo-controlled, multicenter global trials with 2:1 randomization. The protocol for the Phase 3 OCEAN-1 trial provides for the enrollment of approximately 300 patients and 52 weeks of fixed dosing with Haduvio 54 mg BID, with the primary efficacy endpoint measured at 24 weeks of fixed dosing and the safety endpoints measured at 52 weeks of fixed dosing. The protocol for the Phase 3 OCEAN-2 trial provides for the enrollment of approximately 200 patients and 12 weeks of fixed dosing with Haduvio 54 mg BID with the primary efficacy endpoint measured at 12 weeks of fixed dosing. The primary efficacy endpoint for both trials is the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for Haduvio compared with placebo. A key secondary endpoint for both trials is absolute change from Baseline in the Cough Severity Numerical Rating Scale (CS-NRS). These trials are subject to review of the protocols by regulatory authorities. We expect to have topline results from the Phase 3 OCEAN-1 trial in the first half of 2028 and from the Phase 3 OCEAN-2 trial in the second half of 2027.

Non-IPF ILD-related Chronic Cough Program. We are also developing Haduvio for the treatment of non-IPF ILD-related chronic cough. We plan to initiate an adaptive design Phase 2b clinical trial for the treatment of patients with non-IPF ILD-related chronic cough in the second half of 2026, subject to a meeting with the FDA and review of the trial protocol by the FDA. We recently submitted a meeting request to the FDA. If we initiate the trial when anticipated, we would expect topline results from the Phase 2b trial in the second half of 2027.

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

We initiated our Phase 2b LAKE trial of Haduvio for the treatment of patients with RCC in the second quarter of 2026. We are conducting this randomized, double-blind, placebo-controlled, multicenter trial in the United Kingdom, Canada, and Poland. The Phase 2b LAKE trial will enroll approximately 100 patients. The Phase 2b LAKE trial is designed to evaluate three different dose groups of Haduvio (54 mg BID, 27 mg BID, and 27 mg once daily (QD)) as compared to placebo. The primary efficacy endpoint for the trial is the relative change from Baseline in 24-hour cough frequency (coughs per hour) at the end of Week 6, as determined by an objective cough monitor, for Haduvio compared with placebo. The protocol provides for a sample size re-estimation, or SSRE, analysis once 50% of the patients complete treatment, which is expected to occur in the fourth quarter of 2026. We will report the outcome of the SSRE once available and expect to report topline results from the trial in the second half of 2027.

Other NDA Supportive Studies. We also plan to continue to progress and advance NDA supportive studies necessary for regulatory approval, including Phase 1 clinical studies such as conducting drug-drug interaction, food effect, and hepatic and renal impairment studies. We have completed the clinical portion of our respiratory safety study.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2026, we had an accumulated deficit of $360.8 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $318.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our ongoing Phase 3 OCEAN-1 trial and our planned Phase 3 OCEAN-2 trial, each for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our ongoing Phase 2b LAKE clinical trial of Haduvio for the treatment of patients with RCC, and our ongoing and planned Phase 1 NDA supportive studies.

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

Other (Expense) Income, Net

Other (expense) income, net consists of foreign currency transaction gains and losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$15,152	$9,389	$5,763
General and administrative	5,357	4,333	1,024
Total operating expenses	20,509	13,722	6,787
Loss from operations	(20,509)	(13,722)	(6,787)
Other income (expense):
Interest income, net	2,696	1,407	1,289
Other expense, net	(3)	(7)	4
Total other income, net	2,693	1,400	1,293
Loss before income taxes	(17,816)	(12,322)	(5,494)
Income tax benefit	(19)	(21)	2
Net loss	$(17,797)	$(12,301)	$(5,496)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Clinical development expenses	$11,392	$6,681	$4,711
Personnel and related expenses	2,049	1,852	197
Stock-based compensation expenses	1,376	597	779
Other research and development expenses	335	259	76
Total research and development expenses	$15,152	$9,389	$5,763

Research and development expenses for the three months ended June 30, 2026 increased to $15.2 million from $9.4 million for the corresponding period in 2025, primarily due to increased clinical development expenses due to our Phase 3 OCEAN-1 trial, our Phase 2b LAKE trial, our Phase 3 OCEAN-2 trial and our Phase 1 NDA supportive studies, as well as increases in stock-based compensation and personnel-related expenses. These increases were partially offset by decreased costs for our Phase 2b CORAL trial.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 increased to $5.4 million from $4.3 million for the corresponding period in 2025, primarily due to an increase in stock-based compensation and personnel-related expenses, partially offset by decreased outside services and professional fees.

Other Income, Net

Other income, net for the three months ended June 30, 2026 was $2.7 million compared to $1.4 million for the corresponding period in 2025. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$25,093	$17,200	$7,893
General and administrative	10,328	7,992	2,336
Total operating expenses	35,421	25,192	10,229
Loss from operations	(35,421)	(25,192)	(10,229)
Other income (expense):
Interest income, net	4,392	2,532	1,860
Other income (expense), net	1	(13)	14
Total other income, net	4,393	2,519	1,874
Loss before income taxes	(31,028)	(22,673)	(8,355)
Income tax benefit	(39)	(32)	(7)
Net loss	$(30,989)	$(22,641)	$(8,348)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Clinical development expenses	$18,292	$11,948	$6,344
Personnel and related expenses	3,999	3,732	267
Stock-based compensation expenses	2,218	1,121	1,097
Other research and development expenses	584	399	185
Total research and development expenses	$25,093	$17,200	$7,893

Research and development expenses for the six months ended June 30, 2026 increased to $25.1 million from $17.2 million for the corresponding period in 2025, primarily due to increased clinical development expenses due to our Phase 3 OCEAN-1 trial, our Phase 2b LAKE trial, our Phase 3 OCEAN-2 trial and our Phase 1 NDA supportive studies, as well as increases in stock-based compensation and personnel-related expenses. These increases were partially offset by decreased costs for our Phase 2b CORAL trial and Phase 2a RIVER trial.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 increased to $10.3 million from $8.0 million for the corresponding period in 2025, primarily due to an increase in stock-based compensation and personnel-related expenses.

Other Income, Net

Other income, net for the six months ended June 30, 2026 was $4.4 million compared to $2.5 million for the corresponding period in 2025. The change was primarily due to an increase in interest income from higher invested cash equivalent and marketable securities balances.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations.

On April 16, 2026, we issued and sold 11,600,000 shares of our common stock to the public in an underwritten offering, or the April 2026 Offering, at an offering price of $13.00 per share of common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Leerink Partners LLC, as representatives of the several underwriters. In connection with the offering, we also granted the underwriters a 30-day option to purchase up to an additional 1,740,000 shares of common stock at the price to the public, less underwriting discounts and commissions. The underwriters option was exercised in full and settled in cash, concurrent with the closing of the offering. The April 2026 Offering resulted in aggregate gross proceeds to us of $173.4 million or net proceeds to us of approximately $162.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

In November 2025, we filed an automatic universal shelf registration statement on Form S-3, or the 2025 Shelf Registration Statement, with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits us to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the 2023 Shelf Registration Statement. Concurrently with the filing of the 2025 Shelf Registration Statement, we filed a new prospectus supplement pursuant to which shares of our common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the six months ended June 30, 2026.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(34,118)	$(23,578)	$(10,540)
Net cash used in investing activities	(95,073)	(12,561)	(82,512)
Net cash provided by financing activities	164,579	119,100	45,479
Net increase in cash and cash equivalents	$35,388	$82,961	$(47,573)

Operating Activities

During the six months ended June 30, 2026, operating activities used $34.1 million of net cash, resulting from our net loss of $31.0 million and net changes in our operating assets and liabilities of $7.9 million, partially offset by net non-cash charges of $4.8 million. Changes in our operating assets and liabilities consisted of a $5.8 million increase in prepaid expenses and other current assets, a $1.8 million decrease in accounts payable and a $0.4 million decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in deposits related to our clinical trial work performed by our CROs, prepayments related to our clinical trial work, an increase in prepayments on our corporate insurance policies, as well as an increase in accrued interest and dividends receivable from our higher invested cash equivalent and marketable securities balances. The decrease in accounts payable was primarily due to the timing of vendor invoices. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits. The non-cash charges consisted primarily of stock-based compensation expense of $5.5 million and a $0.2 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $1.0 million of accretion of our available-for-sale marketable securities.

During the six months ended June 30, 2025, operating activities used $23.6 million of net cash, resulting from our net loss of $22.6 million and net changes in our operating assets and liabilities of $3.1 million, partially offset by net non-cash charges of $2.1 million. Changes in our operating assets and liabilities consisted of a $1.6 million increase in prepaid expenses and other current assets, a $1.0 million decrease in accrued expenses and other liabilities and a $0.4 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments related to our clinical trial work performed by our CROs as well as an increase in prepayments of our corporate insurance policies. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation and benefits along with a decrease in accruals for clinical development and clinical trial work performed by our CROs. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $2.6 million and a $0.2 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $0.8 million of accretion of our available-for-sale marketable securities.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $95.1 million, primarily related to $162.1 million of purchases of available-for-sale marketable securities partially offset by $67.2 million of proceeds from maturities of available-for-sale marketable securities.

During the six months ended June 30, 2025, net cash used in investing activities was $12.6 million, primarily related to $44.7 million of purchases of available-for-sale marketable securities partially offset by $32.1 million of proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $164.6 million, primarily consisting of cash proceeds of $163.0 million, net of commissions from sales of our common stock in our April 2026 Offering and $1.9 million of cash proceeds from the exercise of stock options partially offset by $0.4 million in payments of offering costs related to the April 2026 Offering.

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

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
our ongoing Phase 3 OCEAN-1 trial and planned Phase 3 OCEAN-2 trial and any additional trials of Haduvio for the treatment of IPF-related chronic cough;
•
our planned adaptive design Phase 2b clinical trial and any additional trials of Haduvio for the treatment of non-IPF ILD-related chronic cough;
•
our ongoing Phase 2b LAKE clinical trial and any additional trials of Haduvio for the treatment of patients with RCC; and
•
our ongoing and planned Phase 1 NDA supportive studies.

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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 3 OCEAN-1 trial and planned Phase 3 OCEAN-2 trial of Haduvio, each for the treatment of IPF-related chronic cough, our planned adaptive design Phase 2b clinical trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our ongoing Phase 2b LAKE clinical trial for the treatment of RCC, and our ongoing and planned Phase 1 NDA supportive studies, as well as trials for any future product candidates and the costs of seeking regulatory approvals;
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

We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2030. We expect these resources will enable us to fund our development program for Haduvio for the treatment of chronic cough in patients with IPF, including our ongoing Phase 3 OCEAN-1 trial and planned Phase 3 OCEAN-2 trial, through potential U.S. FDA approval. We also expect that these cash resources will enable us to fund the clinical development program through Phase 3 for the treatment of patients with non-IPF ILD-related chronic cough, and our ongoing Phase 2b LAKE trial for the treatment of patients with RCC. However, our planned spending of these resources does not include any commercial expenses related to the commercial launch of Haduvio or a Phase 3 clinical trial in RCC. In addition, these resources will not be sufficient for us to fund the clinical development of Haduvio through regulatory approval for non-IPF ILD-related chronic cough or RCC, or to fund any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, is the most important to understanding and evaluating our reported financial results. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2026. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, except for the risk factors noted below.

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

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates in clinical development for the treatment of patients with RCC. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan, the United Kingdom, Switzerland, and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Camlipixant, a P2x3 antagonist, which was being developed by GSK plc., will not progress further with development in RCC as of July 2026. Other product candidates that are currently in development for the treatment of patients with RCC include taplucainium (formerly NTX-1175), a charged sodium channel blocker, which is being developed by Nocion Therapeutics Inc.

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

We are currently eligible to use the scaled disclosure accommodations available to “smaller reporting companies”, and our use of such scaled disclosure accommodations may make our common stock less attractive to investors.

We are currently eligible to use the scaled disclosure accommodations available to “smaller reporting companies.” These scaled disclosure accommodations include simplified executive compensation disclosure and certain other decreased disclosure obligations in SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As of June 30, 2026, the last business day of our most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will no longer be able to use these scaled disclosure accommodations available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2027, however we may, and we expect that we will, continue to take advantage of these scaled disclosure accommodations for the remainder of fiscal year 2026, including in our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. Our use of such scaled disclosure accommodations in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock less attractive to investors.

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended June 30, 2026, Jennifer Good, the Company's Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the sale of common stock issuable upon the exercise of certain stock options held by Ms. Good. The trading agreement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The stock options subject to this arrangement are scheduled to expire on December 20, 2027. This plan was adopted on June 11, 2026 and has an expiration date of December 31, 2026. Pursuant to the plan, the aggregate number of shares for which such options are to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 173,684.

During the three months ended June 30, 2026, Michael Heffernan, a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of common stock issuable upon the exercise of certain stock options held by Mr. Heffernan. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The stock options subject to this arrangement are scheduled to expire on February 27, 2027 and December 20, 2027, respectively. This plan was adopted on June 16, 2026 and has an expiration date of December 31, 2027. Pursuant to the plan, the aggregate number of shares for which such options are to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 39,473.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Trevi Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 4, 2026)

10.1	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38886) filed with the SEC on June 4, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREVI THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Hastings
David C. Hastings Chief Financial Officer (Principal Financial Officer)