Form 10-Q
period 2026-09-30
Trevi Therapeutics, Inc.
filed 2026-11-09
CIK 1563880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 142,559,400 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding the timing for the initiation of clinical trials and the reporting of data from such trials, including with respect to our ongoing Phase 3 OCEAN-1 and OCEAN-2 trials of Haduvio, each for the treatment of chronic cough in patients with IPF, our planned Phase 2 dose-ranging trial of Haduvio for the treatment of chronic cough in patients with non-IPF ILD, our ongoing Phase 2b LAKE trial of Haduvio for the treatment of patients with RCC, including the planned sample size re-estimation, and our ongoing and planned Phase 1 New Drug Application, or NDA, supportive studies;
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

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Trevi® and Haduvio™. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. We submitted Haduvio to the U.S. Food and Drug Administration, or the FDA, as the proposed trade name for our oral nalbuphine extended-release, or ER, investigational product. The FDA has found the name to be conditionally acceptable; however, final approval of the trade name would only be granted in connection with an FDA approval of the investigational product.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets	Unaudited
Current assets:
Cash and cash equivalents	$27,849	$18,914
Marketable securities	271,559	169,346
Prepaid expenses	3,584	1,263
Other current assets	2,805	2,133
Total current assets	305,797	191,656
Operating lease right-of-use assets	471	677
Property, equipment and leasehold improvements, net	342	178
Other non-current assets	4,202	928
Total assets	$310,812	$193,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,511	$3,911
Accrued expenses	6,018	5,531
Operating lease liabilities	340	307
Total current liabilities	7,869	9,749
Operating lease liabilities	187	446
Total liabilities	8,056	10,195
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 and December 31, 2025.	—	—
Common stock: $0.001 par value; 400,000,000 and 200,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; and 142,529,274 and 128,306,056 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	143	128
Additional paid-in capital	686,358	512,772
Accumulated other comprehensive (loss) income	(1,500)	148
Accumulated deficit	(382,245)	(329,804)
Total stockholders’ equity	302,756	183,244
Total liabilities and stockholders’ equity	$310,812	$193,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$19,064	$10,085	$44,157	$27,285
General and administrative	5,422	3,831	15,751	11,823
Total operating expenses	24,486	13,916	59,908	39,108
Loss from operations	(24,486)	(13,916)	(59,908)	(39,108)
Other income (expense):
Interest income, net	3,018	2,101	7,409	4,633
Other expense, net	(3)	(2)	(1)	(16)
Total other income, net	3,015	2,099	7,408	4,617
Loss before income taxes	(21,471)	(11,817)	(52,500)	(34,491)
Income tax benefit	(19)	(15)	(59)	(48)
Net loss	$(21,452)	$(11,802)	$(52,441)	$(34,443)
Basic and diluted net loss per common share outstanding	$(0.13)	$(0.08)	$(0.34)	$(0.26)
Weighted average shares of common stock used in net loss per share attributable to common stockholders, basic and diluted	159,727,489	145,104,986	154,025,958	131,122,754
Net loss	$(21,452)	$(11,802)	$(52,441)	$(34,443)
Other comprehensive loss:
Net unrealized (losses) gains on available-for-sale marketable securities	(1,075)	6	(1,648)	(31)
Comprehensive loss	$(22,527)	$(11,796)	$(54,089)	$(34,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(Amounts in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	(Loss) Income	Deficit	Equity
Balance at June 30, 2026	142,420,883	$142	$682,582	$(425)	$(360,793)	$321,506
Stock-based compensation	—	—	3,366	—	—	3,366
Issuance of common stock from exercise of stock options	108,391	1	410	—	—	411
Unrealized losses on available-for-sale marketable securities	—	—	—	(1,075)	—	(1,075)
Net loss	—	—	—	—	(21,452)	(21,452)
Balance at September 30, 2026	142,529,274	$143	$686,358	$(1,500)	$(382,245)	$302,756

Balance at June 30, 2025	121,775,753	$122	$508,033	$24	$(309,686)	$198,493
Stock-based compensation	—	—	1,243	—	—	1,243
Issuance of common stock from exercise of stock options	477,485	—	1,123	—	—	1,123
Issuance of common stock from pre-funded warrant exercise	5,961,875	6	(6)	—	—	—
Unrealized gains on available-for-sale marketable securities	—	—	—	6	—	6
Proceeds from disgorgement of beneficial owner's short-swing profits	—	—	725	—	—	725
Net loss	—	—	—	—	(11,802)	(11,802)
Balance at September 30, 2025	128,215,113	$128	$511,118	$30	$(321,488)	$189,788

			Additional	Accumulated Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	128,306,056	$128	$512,772	$148	$(329,804)	$183,244
Stock-based compensation	—	—	8,829	—	—	8,829
Issuance of common stock from exercise of stock options	876,664	2	2,352	—	—	2,354
Issuance of common stock from Employee Stock Purchase Plan	6,554	—	66	—	—	66
Issuance of common stock under offering, less issuance costs	13,340,000	13	162,339	—	—	162,352
Unrealized losses on available-for-sale marketable securities	—	—	—	(1,648)	—	(1,648)
Net loss	—	—	—	—	(52,441)	(52,441)
Balance at September 30, 2026	142,529,274	$143	$686,358	$(1,500)	$(382,245)	$302,756

Balance at December 31, 2024	93,602,631	$94	$386,534	$61	$(287,045)	$99,644
Stock-based compensation	—	—	3,835	—	—	3,835
Issuance of common stock from exercise of stock options	772,857	—	1,854	—	—	1,854
Issuance of common stock from Employee Stock Purchase Plan	15,898	—	59	—	—	59
Issuance of common stock from warrant exercise	7,851,852	8	10,749	—	—	10,757
Issuance of common stock from pre-funded warrant exercise	5,961,875	6	(6)	—	—	—
Issuance of common stock under offering, less issuance costs	20,010,000	20	107,368	—	—	107,388
Unrealized losses on available-for-sale marketable securities	—	—	—	(31)	—	(31)
Proceeds from disgorgement of beneficial owner's short-swing profits	—	—	725	—	—	725
Net loss	—	—	—	—	(34,443)	(34,443)
Balance at September 30, 2025	128,215,113	$128	$511,118	$30	$(321,488)	$189,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trevi Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(52,441)	$(34,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,829	3,835
Operating lease right-of-use assets	308	330
Depreciation and amortization	109	113
Accretion of available-for-sale marketable securities, net	(1,862)	(1,076)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,764)	(1,636)
Accounts payable	(2,210)	(721)
Accrued expenses and other liabilities	226	(860)
Net cash used in operating activities	(53,805)	(34,458)
Investing activities:
Proceeds from maturities of available-for-sale marketable securities	107,537	52,779
Purchases of available-for-sale marketable securities	(209,537)	(116,266)
Purchases of property, equipment and leasehold improvements	(251)	(12)
Net cash used in investing activities	(102,251)	(63,499)
Financing activities:
Proceeds from offering of common stock, net of commissions	163,015	108,154
Proceeds from exercises of stock options	2,354	1,854
Proceeds from Employee Stock Purchase Plan	66	59
Payments of offering costs	(444)	(809)
Proceeds from exercises of warrants	—	10,757
Proceeds from disgorgement of beneficial owner's short-swing profits	—	725
Payments of finance lease	—	(11)
Net cash provided by financing activities	164,991	120,729
Net increase in cash and cash equivalents	8,935	22,772
Cash and cash equivalents at beginning of period	18,914	34,097
Cash and cash equivalents at end of period	$27,849	$56,869

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

Haduvio is an oral extended-release formulation of nalbuphine. Haduvio is believed to act on the cough reflex arc both centrally and peripherally as a dual acting kappa opioid receptor agonist and a mu opioid receptor antagonist (“KAMA”), hypothesized to reduce cough hypersensitivity by modulating both central neural pathways and peripheral airway nerves. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the United States (“U.S.”) and Europe. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration and in most of Europe.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim information. Certain information and footnote disclosures typically prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying Condensed Consolidated Financial Statements include the accounts of Trevi Therapeutics, Inc. and its wholly-owned subsidiary Trevi Therapeutics Limited. Intercompany balances and transactions have been eliminated.

All amounts presented are in thousands of dollars, except share and per share amounts, unless noted otherwise. The Company has evaluated events occurring subsequent to September 30, 2026 for potential recognition or disclosure in the Condensed Consolidated Financial Statements and concluded there were no subsequent events that required recognition or disclosure.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2026 and the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual Consolidated Financial Statements and, in the Company’s opinion, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statements of its financial position as of September 30, 2026 and the results of its operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other interim period or any future year or period.

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

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or marketable securities on the Condensed Consolidated Balance Sheets. Marketable securities with an original maturity date greater than 90 days at each balance sheet date are classified as short-term. Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses, other than credit-related losses, are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. Credit losses, and any subsequent improvements, are recognized in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss through an allowance for credit losses, limited to the amount by which fair value is below amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses, if any, on marketable securities are included in interest income, net on the Condensed Consolidated Statements of Comprehensive Loss. The cost of securities sold is determined using specific identification.

On a quarterly basis, the Company evaluates its marketable securities in an unrealized loss position for impairment. The Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this evaluation, the Company considers factors such as the extent to which fair value is less than amortized cost, changes in the credit quality of debt instrument issuers, and other publicly available information that may affect the collectibility of the marketable security.

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

Current accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, and requires certain disclosures about fair value measurements. The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions and are classified into the following fair value hierarchy:

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through September 30, 2026.

Foreign Currency Transactions

The Company, at times, contracts with vendors and consultants outside of the U.S., resulting in liabilities denominated in foreign currency. The transactions are recorded in U.S. dollars on the transaction dates and any currency fluctuation through the payment date is recorded as currency gains or losses in other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss.

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

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. These Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities possess full knowledge of the position and all relevant facts. There are no material uncertainties regarding the tax positions that the Company has taken through September 30, 2026 and December 31, 2025. The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits.

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

Comprehensive Loss

Comprehensive loss represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. As reflected in the accompanying Condensed Consolidated Statements of Comprehensive Loss, the Company's comprehensive loss is comprised of net losses and unrealized gains and losses on marketable securities.

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

3.
Marketable Securities

The fair value and amortized cost of available-for-sale marketable securities by major security type are presented in the following tables as of the periods presented:

	September 30, 2026
Type of security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$131,962	$1	$(1,064)	$130,899
Corporate bonds	67,059	—	(299)	66,760
Commercial paper	61,946	1	(59)	61,888
U.S. government agency securities	7,085	—	(77)	7,008
Asset backed securities	5,007	—	(3)	5,004
Total marketable securities	$273,059	$2	$(1,502)	$271,559

	December 31, 2025
Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$62,572	$100	$—	$62,672
Commercial paper	46,773	14	(4)	46,783
Corporate bonds	41,991	17	(3)	42,005
Asset backed securities	13,558	17	—	13,575
U.S. government agency securities	4,304	7	—	4,311
Total marketable securities	$169,198	$155	$(7)	$169,346

The net amortized cost and fair value of available-for-sale marketable securities are presented in the following table as of the periods presented by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company may intend to sell a security prior to maturity.

	September 30, 2026
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$175,439	$174,938
One year through three years	97,620	96,621
Total	$273,059	$271,559

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
Less than one year	$110,769	$110,863
One year through three years	58,429	58,483
Total	$169,198	$169,346

During the three and nine months ended September 30, 2026 and 2025, there were no realized gains or losses on available-for-sale marketable securities.

As of September 30, 2026 and December 31, 2025, no marketable securities had been in a continuous unrealized loss position for more than 12 months. The Company reviewed the securities in the tables above and considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. As of the periods noted in the tables above, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities before recovery of their amortized cost basis. Additionally, the Company did not recognize any credit losses related to its marketable securities in an unrealized loss position during any of the periods noted in the table above.

As of September 30, 2026 and December 31, 2025, accrued interest receivables on the Company’s available-for-sale marketable securities were $1.8 million and $1.0 million, respectively, and were included within other current assets as presented on its Condensed Consolidated Balance Sheets.

4.
Fair Value Measurements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis for that measurement, by level within the fair value hierarchy, as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2026
Financial assets:
Cash equivalents	Money market funds	$25,543	$—	$—	$25,543
Marketable securities	U.S. treasury securities	—	130,899	—	130,899
Marketable securities	Corporate bonds	—	66,760	—	66,760
Marketable securities	Commercial paper	—	61,888	—	61,888
Marketable securities	U.S. government agency securities	—	7,008	—	7,008
Marketable securities	Asset backed securities	—	5,004	—	5,004
Total assets		$25,543	$271,559	$—	$297,102

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash equivalents	Money market funds	$17,926	$—	$—	$17,926
Marketable securities	U.S. treasury securities	—	62,672	—	62,672
Marketable securities	Commercial paper	—	46,783	—	46,783
Marketable securities	Corporate bonds	—	42,005	—	42,005
Marketable securities	Asset backed securities	—	13,575	—	13,575
Marketable securities	U.S. government agency securities	—	4,311	—	4,311
Total assets		$17,926	$169,346	$—	$187,272

5.
Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$2,492	$2,746
Accrued R&D	2,309	2,043
Accrued consulting and professional fees	1,048	558
Accrued other	169	184
Total accrued expenses	$6,018	$5,531

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

The Company had reserved shares of common stock for future issuance as shown in the table below:

	September 30, 2026	December 31, 2025
Shares of common stock reserved for future issuance upon exercise of outstanding warrants and pre-funded warrants	19,100,800	19,100,800
Shares of common stock reserved for future issuance upon exercise under the Amended and Restated 2019 Stock Incentive Plan	11,288,437	9,023,200
Shares of common stock reserved for future issuance under the 2019 Employee Stock Purchase Plan	1,097,288	1,103,842
Shares of common stock reserved for future issuance upon exercise under the 2012 Stock Incentive Plan	238,945	278,418
	31,725,470	29,506,260

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

In November 2025, the Company filed an automatic universal shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits the Company to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the Company’s prior universal shelf registration statement. Concurrently with the filing of the 2025 Shelf Registration Statement, the Company filed a new prospectus supplement pursuant to which shares of the Company’s common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the nine months ended September 30, 2026.

Private Placements

On April 6, 2022, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a private placement priced at-the-market under Nasdaq rules, (i) 4,580,526 shares of the Company’s common stock at a purchase price of $1.90 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 24,379,673 shares of common stock at a purchase price of $1.899 per warrant (the “April 2022 Private Placement”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. The April 2022 Private Placement, which closed on April 11, 2022, resulted in gross proceeds to the Company of approximately $55.0 million. NEA, an existing stockholder of the Company and a related party, as well as an affiliate of NEA, participated in the offering. As of September 30, 2026, pre-funded warrants that were issued and sold in the April 2022 Private Placement to purchase 12,531,332 shares of common stock remain outstanding.

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

Registered Offerings

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

On September 27, 2022, the Company issued and sold 14,252,670 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 14,247,330 shares of common stock in a public offering (the “September 2022 Offering”), at a public offering price of $1.93 per share of common stock and $1.929 per pre-funded warrant pursuant to an underwriting agreement (the “Underwriting Agreement”) with SVB Securities, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., as representatives of the several underwriters (the “Underwriters”). Each pre-funded warrant has an exercise price of $0.001 per share, became exercisable immediately upon issuance and will be exercisable until the pre-funded warrant is exercised in full. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to an additional 4,275,000 shares of common stock (the “Additional Shares”), at the public offering price of $1.93 per share. The Underwriters partially exercised the Option to purchase 1,600,428 Additional Shares, which shares were issued and sold on October 25, 2022. The September 2022 Offering, including the initial closing on September 27, 2022 and the Option closing on October 25, 2022, resulted in aggregate gross proceeds to the Company of approximately $58.1 million. As of September 30, 2026, pre-funded warrants that were issued and sold in the September 2022 Offering to purchase 4,717,616 shares of common stock remain outstanding.

Warrants

Warrant activity, including activity related to pre-funded warrants, is shown in the table below:

	Number of Pre-funded Warrant Shares	Number of Common Stock Warrant Shares	Total Number of Warrant Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	17,248,948	1,851,852	19,100,800	$0.13
Exercised	—	—	—	$—
Outstanding as of September 30, 2026	17,248,948	1,851,852	19,100,800	$0.13

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

In April 2026, the Company’s board of directors approved, and in June 2026 the Company’s stockholders subsequently approved, an amendment and restatement of the 2019 Plan, which (i) increased the number of shares authorized for issuance under the 2019 Plan by 8,000,000 shares to 24,490,422 shares, (ii) limited non-employee director compensation, (iii) prohibited liberal share recycling by providing that shares delivered to the Company in satisfaction of an exercise price or tax withholding do not become available under the 2019 Plan for future grants and (iv) clarified that any dividends or dividend equivalents paid with respect to awards under the 2019 Plan are subject to the same vesting and forfeiture provisions as the award with respect to which the dividend or dividend equivalent is paid. Accordingly, the total number of shares of common stock that may be issued under both the 2019 Plan and the 2012 Plan was 23,335,981 as of September 30, 2026, of which 11,808,599 shares remained available for grant under the 2019 Plan.

Options granted under the 2019 Plan and the 2012 Plan have a maximum term of ten years. Options granted to employees, officers and non-employees generally vest over four years based on varying vesting schedules that primarily include: 25% vesting on the first anniversary date of grant and the balance ratably over the next 36 months or vesting in equal monthly or quarterly installments over four years. Options granted to directors generally vest over one to two years. The Company generally settles stock option exercises with newly issued shares of common stock. As of September 30, 2026 and December 31, 2025, respectively, options to purchase 11,288,437 shares and 9,023,200 shares of common stock were granted and outstanding, net of cancellations, under the 2019 Plan. As of September 30, 2026 and December 31, 2025, respectively, options to purchase 238,945 shares and 278,418 shares of common stock were granted and outstanding, net of cancellations, under the 2012 Plan.

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

In February 2026, the Company granted PSOs to purchase 710,500 shares of common stock to employees of the Company. The PSOs are subject to vesting based on performance criteria related to the timing and results of the Company’s clinical trials. As of September 30, 2026, none of the PSOs had vested.

A summary of the Company’s combined stock option activity for the 2019 Plan and the 2012 Plan is as follows:

	Number of Option Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2025	9,301,618	$3.63
Granted	3,613,750	$11.25
Exercised	(876,664)	$2.68
Forfeited	(510,978)	$7.01
Expired	(344)	$5.95
Outstanding as of September 30, 2026	11,527,382	$5.94
Options exercisable as of September 30, 2026	6,251,647	$3.92
Options unvested as of September 30, 2026	5,275,735	$8.33

In April 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective on May 7, 2019. The 2019 ESPP is administered by the Company’s board of directors.

The total number of shares of common stock that may be issued under the 2019 ESPP was 1,097,288 as of September 30, 2026. The number of shares of the Company’s common stock that have been approved to be issued under the 2019 ESPP is equal to the sum of (i) 155,106 shares plus (ii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continuing for each fiscal year until and including, the fiscal year ending December 31, 2029, equal to the least of (a) 526,315 shares of common stock, (b) 1% of the number of outstanding shares of the Company’s common stock on such date and (c) an amount determined by the Company’s board of directors. No annual increase was made on January 1, 2025 and 2026, respectively.

The following table summarizes the classifications of stock-based compensation expenses for the 2012 Plan, the 2019 Plan and the 2019 ESPP recognized in the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expense	$1,978	$705	$5,224	$2,175
Research and development expense	1,388	538	3,605	1,660
Total stock-based compensation expenses	$3,366	$1,243	$8,829	$3,835

7.
Income Taxes

As of September 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance on deferred tax assets. The income tax benefit recorded during the three and nine months ended September 30, 2026 and 2025 was for the Company’s estimates for its state research and development tax credits in each given year.

8.
Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(21,452)	$(11,802)	$(52,441)	$(34,443)
Weighted average shares of common stock used in net loss per share attributable to common stockholders, basic and diluted	159,727,489	145,104,986	154,025,958	131,122,754
Basic and diluted net loss per common share outstanding	$(0.13)	$(0.08)	$(0.34)	$(0.26)

Basic shares outstanding includes the weighted average effect of the Company’s pre-funded warrants from the date of issuance, the exercise of which requires little or no consideration for the delivery of shares of common stock. As of both September 30, 2026 and December 31, 2025, the Company had pre-funded warrants to purchase 17,248,948 shares of common stock outstanding, which were issued in the April 2022 Private Placement and the September 2022 Offering, which warrants are included in the weighted average shares of common stock used in calculating the net loss per share attributable to common stockholders, basic and diluted, for each of the three and nine months ended September 30, 2026 and 2025.

The Company’s potential dilutive securities, which include stock options and warrants that are not pre-funded, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on shares outstanding as of September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Shares as of September 30,
	2026	2025
Stock Options	11,527,382	9,444,413
Warrants	1,851,852	1,851,852
Total potential shares of common stock	13,379,234	11,296,265

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

The following table presents reportable segment loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Chronic cough in IPF clinical trial expense	$6,870	$822	$12,904	$6,743
Refractory chronic cough clinical trial expense	2,787	119	5,893	1,371
Other clinical trials and studies [1]	546	780	4,450	1,344
Clinical trial material	3,755	4,304	6,198	5,622
Other clinical development expenses [2]	1,523	1,549	4,895	4,827
Employee compensation (excluding stock compensation expense)	3,442	3,041	9,948	8,816
Stock-based compensation expense	3,366	1,243	8,829	3,835
Other segment items [3]	2,181	2,045	6,733	6,518
Interest income, net	(3,018)	(2,101)	(7,409)	(4,633)
Net loss	$21,452	$11,802	$52,441	$34,443

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

11.
Related Parties

During the three months ended September 30, 2026, the Company made multiple purchases of active pharmaceutical ingredient from Par Health for use in the manufacture of the Company's product candidate, Haduvio, totaling approximately $2.5 million. All of the active pharmaceutical ingredient was delivered during the period. Of this amount, approximately $2.4 million was paid during the period, and approximately $0.1 million remained outstanding as of September 30, 2026. Michael Heffernan, a member of the Company's board of directors, serves as chairman of the board of directors of Par Health.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of the investigational therapy Haduvio (oral nalbuphine ER) for the treatment of chronic cough in patients with idiopathic pulmonary fibrosis, or IPF, non-IPF interstitial lung disease, or non-IPF ILD, and refractory chronic cough, or RCC. Haduvio is an oral extended-release formulation of nalbuphine. Haduvio is believed to act on the cough reflex arc both centrally and peripherally as a dual acting kappa opioid receptor agonist and a mu opioid receptor antagonist, or KAMA, hypothesized to reduce cough hypersensitivity by modulating both central neural pathways and peripheral airway nerves. Nalbuphine has been approved and marketed as an injectable for pain indications for decades in the United States, or the U.S., and Europe. Parenteral nalbuphine is not scheduled as a controlled substance by the U.S. Drug Enforcement Administration and in most of Europe.

IPF-related Chronic Cough Program. We are initially developing Haduvio for the treatment of IPF-related chronic cough, which is a progressive fibrosing interstitial lung disease associated with high mortality rates.

In June 2025, we announced positive topline results from our Phase 2b CORAL trial, which was a dose-ranging study evaluating the efficacy, safety and tolerability of Haduvio for IPF-related chronic cough. The Phase 2b CORAL trial was a randomized, double-blind, placebo-controlled, parallel-arm design that evaluated three different dose groups of Haduvio (108 mg twice-a-day, or BID, 54 mg BID and 27 mg BID) as compared to placebo. The primary efficacy endpoint for the trial was the relative change in 24-hour cough frequency (coughs per hour) for the modified intent-to-treat, or mITT, population at the end of Week 6 versus Baseline for Haduvio compared to placebo, as measured via an objective cough monitor. The mITT population consists of all randomized patients who received at least one dose of study drug or placebo (n=165). The primary efficacy endpoint in the Phase 2b CORAL trial was achieved, demonstrating statistically significant reductions in 24-hour cough frequency across all dose groups at Week 6. The 108 mg BID, 54 mg BID and 27 mg BID dose groups achieved statistically significant reductions from Baseline of 60.2% (p<0.0001), 53.4% (p<0.0001), and 47.9% (p<0.01), respectively, compared to a placebo reduction from Baseline of 16.9%.

We have completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or the FDA. At the meeting, we gained overall alignment on the plan for the remaining clinical trials to potentially support a New Drug Application, or NDA, submission for Haduvio, including two pivotal Phase 3 clinical trials and the remaining Phase 1 clinical trials. We initiated our Phase 3 OCEAN-1 trial in the second quarter of 2026 and initiated our Phase 3 OCEAN-2 trial in the third quarter of 2026. The two Phase 3 trials are being conducted as randomized, double-blind, placebo-controlled, multicenter global trials with 2:1 randomization. The protocol for the Phase 3 OCEAN-1 trial provides for the enrollment of approximately 300 patients and 52 weeks of fixed dosing with Haduvio 54 mg BID, with the primary efficacy endpoint measured at 24 weeks of fixed dosing and the safety endpoints measured over the trial duration. The protocol for the Phase 3 OCEAN-2 trial provides for the enrollment of approximately 200 patients and 12 weeks of fixed dosing with Haduvio 54 mg BID with the primary efficacy endpoint measured at 12 weeks of fixed dosing and the safety endpoints measured over the trial duration. The primary efficacy endpoint for both trials is the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for Haduvio compared with placebo. A key secondary endpoint for both trials is absolute change from Baseline in the Cough Severity Numerical Rating Scale, or CS-NRS. We expect to have topline results from the Phase 3 OCEAN-1 trial in the first half of 2028 and from the Phase 3 OCEAN-2 trial in the second half of 2027.

Non-IPF ILD-related Chronic Cough Program. We are also developing Haduvio for the treatment of non-IPF ILD-related chronic cough. We met with the FDA in October 2026 to discuss the proposed clinical development program for this indication. Based on that meeting, we plan to initiate a Phase 2 dose-ranging trial that will be conducted as a randomized, double-blind, placebo-controlled, multicenter trial and will study two doses of Haduvio (54 mg BID and 27 mg BID) as compared to placebo. The protocol for the Phase 2 dose-ranging trial provides for the enrollment of approximately 120 patients and 12 weeks of fixed dosing. The primary efficacy endpoint will be the relative change from Baseline in 24-hour cough frequency (coughs per hour), as determined by an objective cough monitor, for Haduvio compared to placebo. We expect to initiate this trial in the first quarter of 2027, subject to review of the trial protocol by the FDA, and we expect topline results from the Phase 2 trial in the first half of 2028.

We received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for a patent application with claims covering dosing nalbuphine ER in hepatically impaired patients with non-IPF ILD-related chronic cough. Once issued, the patent is expected to expire in 2041. Based on our projected product labeling, we believe this patent will be listable on the Orange Book for the non-IPF ILD-related chronic cough indication.

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

In March 2025, we announced positive topline data from our Phase 2a proof-of-concept clinical trial of Haduvio for the treatment of patients with RCC, which we refer to as the Phase 2a RIVER trial. The Phase 2a RIVER trial was a randomized, double-blind, placebo-controlled, two-treatment, two-period, crossover study that was designed to evaluate the efficacy, safety, tolerability and dosing of Haduvio for the treatment of patients with RCC. The primary endpoint of the trial was the mean change in 24-hour cough frequency, as determined by an objective cough monitor, for the full analysis set population (n=66). In the trial, Haduvio met the primary endpoint at Day 21 with a statistically significant reduction in the objective 24-hour cough frequency of 67% from Baseline and 57% from Baseline on a placebo-adjusted basis (p<0.0001). Planned analyses of all pre-specified secondary endpoints, including patient-reported endpoints, at the end of treatment were also statistically significant. The safety results of the trial were generally consistent with the known safety profile of Haduvio from previous trials in other patient populations and there were no serious adverse events reported in the trial.

We initiated our Phase 2b LAKE trial of Haduvio for the treatment of patients with RCC in the second quarter of 2026. We are conducting this randomized, double-blind, placebo-controlled, multicenter trial in the United Kingdom, Canada, and Poland. The protocol for the Phase 2b LAKE trial provides for the enrollment of approximately 100 patients and is designed to evaluate three different dose groups of Haduvio (54 mg BID, 27 mg BID, and 27 mg once daily, or QD) as compared to placebo. The primary efficacy endpoint for the trial is the relative change from Baseline in 24-hour cough frequency (coughs per hour) at the end of Week 6, as determined by an objective cough monitor, for Haduvio compared with placebo. The protocol provides for a sample size re-estimation, or SSRE, analysis once 50% of the patients complete treatment. Based on projected enrollment, we expect to report the outcome of the SSRE analysis early in the first quarter of 2027. We expect to report topline results from the full trial in the second half of 2027.

Other NDA Supportive Studies. We also plan to continue to progress and advance Phase 1 NDA supportive studies necessary for regulatory approval in parallel with our clinical program.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of Haduvio. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2026, we had an accumulated deficit of $382.2 million, primarily as a result of research and development and general and administrative expenses. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize Haduvio for the treatment of chronic cough in patients with IPF, non-IPF ILD, or RCC and we can provide no assurance that we will ever generate significant revenue or profits.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $299.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to the trials we are conducting and plan to conduct for Haduvio including our ongoing Phase 3 OCEAN-1 and OCEAN-2 trials, each for the treatment of IPF-related chronic cough, our planned Phase 2 dose-ranging trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our ongoing Phase 2b LAKE clinical trial of Haduvio for the treatment of patients with RCC, including the planned SSRE and our ongoing and planned Phase 1 NDA supportive studies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$19,064	$10,085	$8,979
General and administrative	5,422	3,831	1,591
Total operating expenses	24,486	13,916	10,570
Loss from operations	(24,486)	(13,916)	(10,570)
Other income (expense):
Interest income, net	3,018	2,101	917
Other expense, net	(3)	(2)	(1)
Total other income, net	3,015	2,099	916
Loss before income taxes	(21,471)	(11,817)	(9,654)
Income tax benefit	(19)	(15)	(4)
Net loss	$(21,452)	$(11,802)	$(9,650)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Clinical development expenses	$15,097	$7,405	$7,692
Personnel and related expenses	2,187	1,970	217
Stock-based compensation expenses	1,388	538	850
Other research and development expenses	392	172	220
Total research and development expenses	$19,064	$10,085	$8,979

Research and development expenses for the three months ended September 30, 2026 increased to $19.1 million from $10.1 million for the corresponding period in 2025, primarily due to increased clinical development expenses associated with our Phase 3 OCEAN-1 trial, our Phase 2b LAKE trial, our Phase 3 OCEAN-2 trial and costs associated with acquiring active pharmaceutical ingredients for these trials, as well as increases in stock-based compensation and personnel-related expenses, resulting from increased headcount. Stock-based compensation expense also increased due to higher grant-date fair value of 2026 awards, driven by our higher stock price, and expense related to performance-based stock options granted in 2026. These increases were partially offset by decreased costs for our Phase 1 NDA supportive studies and Phase 2b CORAL trial.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 increased to $5.4 million from $3.8 million for the corresponding period in 2025, primarily due to an increase in stock-based compensation and personnel-related expenses, resulting from increased headcount. Stock-based compensation expense also increased due to higher grant-date fair value of 2026 awards, driven by our higher stock price, and expense related to performance-based stock options granted in 2026.

Other Income, Net

Other income, net for the three months ended September 30, 2026 was $3.0 million compared to $2.1 million for the corresponding period in 2025. The change was primarily due to an increase in interest income from higher invested cash equivalents and marketable securities balances.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$44,157	$27,285	$16,872
General and administrative	15,751	11,823	3,928
Total operating expenses	59,908	39,108	20,800
Loss from operations	(59,908)	(39,108)	(20,800)
Other income (expense):
Interest income, net	7,409	4,633	2,776
Other expense, net	(1)	(16)	15
Total other income, net	7,408	4,617	2,791
Loss before income taxes	(52,500)	(34,491)	(18,009)
Income tax benefit	(59)	(48)	(11)
Net loss	$(52,441)	$(34,443)	$(17,998)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Clinical development expenses	$33,389	$19,354	$14,035
Personnel and related expenses	6,186	5,702	484
Stock-based compensation expenses	3,605	1,660	1,945
Other research and development expenses	977	569	408
Total research and development expenses	$44,157	$27,285	$16,872

Research and development expenses for the nine months ended September 30, 2026 increased to $44.2 million from $27.3 million for the corresponding period in 2025, primarily due to increased clinical development expenses associated with our Phase 3 OCEAN-1 trial, our Phase 2b LAKE trial, our Phase 3 OCEAN-2 trial and costs associated with acquiring active pharmaceutical ingredients for these trials, as well as increases in stock-based compensation and personnel-related expenses, resulting from increased headcount. Stock-based compensation expense also increased due to higher grant-date fair value of 2026 awards, driven by our higher stock price, and expense related to performance-based stock options granted in 2026. These increases were partially offset by decreased costs for our Phase 2b CORAL trial and Phase 2a RIVER trial.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 increased to $15.8 million from $11.8 million for the corresponding period in 2025, primarily due to an increase in stock-based compensation and personnel-related expenses, resulting from increased headcount. Stock-based compensation expense also increased due to higher grant-date fair value of 2026 awards, driven by our higher stock price, and expense related to performance-based stock options granted in 2026.

Other Income, Net

Other income, net for the nine months ended September 30, 2026 was $7.4 million compared to $4.6 million for the corresponding period in 2025. The change was primarily due to an increase in interest income from higher invested cash equivalents and marketable securities balances.

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

In November 2025, we filed an automatic universal shelf registration statement on Form S-3, or the 2025 Shelf Registration Statement, with the SEC, which became effective upon filing. The 2025 Shelf Registration Statement permits us to offer and sell an indeterminate amount of common stock, preferred stock, debt securities, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. The 2025 Shelf Registration Statement was filed to replace the 2023 Shelf Registration Statement. Concurrently with the filing of the 2025 Shelf Registration Statement, we filed a new prospectus supplement pursuant to which shares of our common stock having an aggregate offering price of up to $200.0 million may be offered and sold from time to time under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement during the nine months ended September 30, 2026.

Cash Flows

The following table summarizes our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(53,805)	$(34,458)	$(19,347)
Net cash used in investing activities	(102,251)	(63,499)	(38,752)
Net cash provided by financing activities	164,991	120,729	44,262
Net increase in cash and cash equivalents	$8,935	$22,772	$(13,837)

Operating Activities

During the nine months ended September 30, 2026, operating activities used $53.8 million of net cash, resulting from our net loss of $52.4 million and net changes in our operating assets and liabilities of $8.7 million, partially offset by net non-cash charges of $7.4 million. Changes in our operating assets and liabilities consisted of a $6.8 million increase in prepaid expenses and other current assets, a $2.2 million decrease in accounts payable and a $0.2 million increase in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in deposits related to our clinical trial work performed by our CROs, prepayments related to our clinical trial work, an increase in accrued interest and dividends receivable from our higher invested cash equivalent and marketable securities balances, as well as an increase in prepayments on our corporate insurance policies. The decrease in accounts payable was primarily due to the timing of vendor invoices. The increase in accrued expenses and other liabilities was primarily due to an increase in accrued consulting and professional fees, partially offset by a decrease in accrued compensation and benefits. The non-cash charges consisted primarily of stock-based compensation expense of $8.8 million and a $0.3 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $1.9 million of accretion of our available-for-sale marketable securities.

During the nine months ended September 30, 2025, operating activities used $34.5 million of net cash, resulting from our net loss of $34.4 million and net changes in our operating assets and liabilities of $3.2 million, offset by net non-cash charges of $3.2 million. Changes in our operating assets and liabilities consisted of a $1.6 million increase in prepaid expenses and other current assets, a $0.9 million decrease in accrued expenses and other liabilities and a $0.7 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in accrued interest and dividends receivable from our higher invested cash equivalent and marketable securities balance, as well as an increase in prepayments related to our clinical trial work performed by our CROs and prepayments of our corporate insurance policies. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accruals for clinical development and clinical trial work performed by our CROs and a decrease in accrued compensation and benefits. The decrease in accounts payable was primarily due to the timing of vendor invoices. The non-cash charges consisted primarily of stock-based compensation expense of $3.8 million and a $0.3 million change in value of our operating lease right-of-use assets and liabilities, partially offset by $1.1 million of accretion of our available-for-sale marketable securities.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $102.3 million, primarily related to $209.5 million of purchases of available-for-sale marketable securities partially offset by $107.5 million of proceeds from maturities of available-for-sale marketable securities.

During the nine months ended September 30, 2025, net cash used in investing activities was $63.5 million, primarily related to $116.3 million of purchases of available-for-sale marketable securities partially offset by $52.8 million of proceeds from maturities of available-for-sale marketable securities.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $165.0 million, primarily consisting of cash proceeds of $163.0 million, net of commissions from sales of our common stock in our April 2026 Offering and $2.4 million of cash proceeds from the exercise of stock options partially offset by $0.4 million in payments of offering costs related to the April 2026 Offering.

During the nine months ended September 30, 2025, net cash provided by financing activities was $120.7 million, primarily consisting of cash proceeds of $108.2 million, net of commissions from sales of our common stock in our June 2025 Offering, $10.8 million from the exercise of warrants, $1.9 million from the exercise of stock options and $0.7 million from the disgorgement of short-swing profits from a beneficial owner of our common stock, partially offset by $0.8 million in payments of offering costs related to the June 2025 and December 2024 Offerings.

Funding Requirements

We expect to incur substantial expenditures in the foreseeable future as we advance Haduvio through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to:

•
our ongoing Phase 3 OCEAN-1 and OCEAN-2 trials and any additional trials of Haduvio for the treatment of IPF-related chronic cough;
•
our planned Phase 2 dose-ranging trial and any additional trials of Haduvio for the treatment of non-IPF ILD-related chronic cough;
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

We will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from sales of Haduvio, if ever, we expect to finance our operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of Haduvio, including our ongoing Phase 3 OCEAN-1 and OCEAN-2 trials of Haduvio, each for the treatment of IPF-related chronic cough, our planned Phase 2 dose-ranging trial of Haduvio for the treatment of non-IPF ILD-related chronic cough, our ongoing Phase 2b LAKE clinical trial for the treatment of RCC, and our ongoing and planned Phase 1 NDA supportive studies, as well as trials for any future product candidates and the costs of seeking regulatory approvals;
•
the number and characteristics of indications for which we seek to develop Haduvio or any future product candidates and their respective development requirements;
•
the costs to manufacture necessary quantities of Haduvio or any future product candidate for clinical development in connection with regulatory submissions;

•
the costs of commercialization activities for Haduvio for the treatment of IPF-related chronic cough, non-IPF ILD-related chronic cough and RCC or for any future product candidates that receive marketing approval, if any, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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
•
our headcount growth and associated costs as we expand our research and development and medical affairs activities and establish a commercial infrastructure;
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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2030. We expect these resources will enable us to fund our development program for Haduvio for the treatment of chronic cough in patients with IPF through potential U.S. FDA approval. We also expect that these cash resources will enable us to fund the clinical development program through Phase 2 for the treatment of patients with non-IPF ILD-related chronic cough, and our ongoing Phase 2b LAKE trial for the treatment of patients with RCC. However, our planned spending of these resources does not include any commercial expenses related to the commercial launch of Haduvio or any expenses related to Phase 3 clinical trials in non-IPF ILD-related chronic cough and RCC. In addition, these resources will not be sufficient for us to fund the clinical development of Haduvio through regulatory approval for non-IPF ILD-related chronic cough or RCC, or to fund any future product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of Haduvio and any future product candidates.

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

While our significant accounting policies are described in the Notes to our financial statements, we believe that the critical accounting policy related to research and development expenses that is described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, is the most important to understanding and evaluating our reported financial results. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2026. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If Haduvio is approved for the treatment of chronic cough in patients with IPF and non-IPF ILD, we expect that it may compete with product candidates that in the future may be developed for the treatment of chronic cough in patients with IPF or ILD. It is possible that product candidates currently in development for the treatment of fibrosis in patients with IPF and ILD could, if approved, reduce the need for therapies to treat chronic cough in patients with IPF and non-IPF ILD. We expect that Haduvio might also compete with other product candidates developed in the future, for the treatment of patients with RCC that might be used off-label to treat IPF-related chronic cough.

If Haduvio is approved for the treatment of patients with RCC, we expect that it may compete with product candidates in clinical development for the treatment of patients with RCC. Gefapixant, a P2X3 antagonist, which was developed by Merck & Co., Inc., or Merck, is approved for refractory or unexplained chronic cough in Japan, the United Kingdom, Switzerland, and the E.U. The application filed with the FDA was withdrawn and Merck indicated it does not plan to refile. Camlipixant, a P2X3 antagonist, which was being developed by GSK plc., failed its Phase 3 program and GSK plc announced it would not progress further with development in RCC as of July 2026.

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

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2026, Farrell Simon, the Company's Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of common stock issuable upon the exercise of certain stock options held by Dr. Simon. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. This plan was adopted on August 11, 2026 and has an expiration date of December 31, 2027. Pursuant to the plan, the aggregate number of shares for which such options are to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 81,553.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

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

TREVI THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Jennifer L. Good
Jennifer L. Good President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Hastings
David C. Hastings Chief Financial Officer (Principal Financial Officer)